Form 10-Q/A
period 1996-09-30
METTLER TOLEDO HOLDING INC
filed 1996-11-21
CIK 1019982

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q/A-2





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


                      METTLER-TOLEDO HOLDING INC.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q/A-2


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

Effect of Acquisition on Results of Operations

As a result of the Acquisition, the Company has, in accordance with U.S. GAAP relating to purchase accounting rules, adjusted to fair value the Company`s assets and liabilities which, on a pro forma basis, would have resulted in increased amortization estimated to be $2.4 million for the first nine months of 1996. In addition, as part of the Acquisition, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $15.0 million for the first nine months of 1996, on a pro forma basis. The Company estimates that it will incur approximately $2.3 million annually in additional general and administrative expenses as a result of being an independent company, including an annual management fee of $1.0 million to be paid to AEA Investors Inc. The Acquisition would have resulted in a decrease in the Company's provision for income taxes of $4.6 million for the first nine months of 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported net income of $1.1 million for the first nine months of 1996, as compared to its historical net income of $13.1 million. See Part II, Item 5 for an unaudited pro forma statement of operations.

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

                                                Pro Forma
                                             Nine Months Ended
                                               September 30
                                              (In thousands)
                                             1995         1996
                                         -----------   -----------
   Net sales....................          $  615,444      624,733
   Cost of sales................             369,530      372,171
                                         -----------   -----------

      Gross profit.............              245,914      252,562
                                         -----------   -----------

   Research and development expenses...       39,466       37,030
   Marketing and selling expenses......      119,664      117,365
   General and administrative
     expenses..........................       53,741       56,630
                                         -----------   -----------
      Total research and
      development, marketing and
      selling, and general and
      administrative expenses..........      212,871      211,025

   Amortization of goodwill............        4,436        4,436
   Other charges.......................            -        1,505
                                         -----------   -----------
      Income from operations...........       28,607       35,596
   Interest expense....................       28,469       28,469
   Financial income (expense), net.....        1,316      (1,082)
                                         -----------   -----------

     Income before taxes and
      minority interest................        1,454        6,045
   Provision for taxes.................        2,419        4,336
   Minority interest...................          846          609
                                         -----------   -----------

      Net income (loss)................   $   (1,811)       1,100
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

                              Mettler-Toledo Holding Inc.

Date:  November 21, 1996      By:  /s/ Robert F. Spoerry
                                  --------------------------
                                Robert F. Spoerry
                                President and Chief
                                    Executive Officer


                             EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION OF EXHIBIT          SEQUENTIAL PAGE NO.
-----------      ----------------------          -------------------

Item 27.         Financial Data Schedule
                                                 ----