Form 10-K
period 1996-12-31
METTLER TOLEDO HOLDING INC
filed 1997-03-21
CIK 1019982

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
               --------------------------------
                           FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM ______ TO ______
              COMMISSION FILE NUMBER 333-09621-01
               --------------------------------

                  METTLER-TOLEDO HOLDING INC.
    (Exact name of registrant as specified in its charter)


            DELAWARE                         13-3900409
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)                 No.)


          IM LANGACHER
        P.O. BOX MT-100
CH 8608 GREIFENSEE, SWITZERLAND       -----------------------
(Address of principal executive              (Zip Code)
            offices)

                        41-1-944-22-11
     (Registrant's telephone number, including area code)
               --------------------------------

  Securities registered pursuant to Section 12(b) of the Act: NONE

  Securities registered pursuant to Section 12(g) of the Act: NONE

               --------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([SECTION] 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There are outstanding 1,000 shares of Common Stock, $1.00 par value, which is the only class of common stock of the Registrant. There is no market for the registrant's Common
Stock, all of which is held by MT Investors Inc.

              DOCUMENTS INCORPORATED BY REFERENCE

                             NONE

               --------------------------------

                  METTLER-TOLEDO HOLDING INC.

                  ANNUAL REPORT ON FORM 10-K
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                     PAGE
PART I

ITEM 1.   BUSINESS.......................................  2

ITEM 2.   PROPERTIES..................................... 11

ITEM 3.   LEGAL PROCEEDINGS.............................. 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS............................... 12

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................ 12

ITEM 6.   SELECTED FINANCIAL DATA........................ 13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS..................................... 15

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA............................. 23

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE........................... 23

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT................................. 24

ITEM 11.  EXECUTIVE COMPENSATION......................... 25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT............... 28

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS................................... 29

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K.............. 30

SIGNATURES............................................... 31



          The "Company" or "Mettler-Toledo" as used herein means the Registrant's wholly owned subsidiary Mettler-Toledo, Inc. and its subsidiaries, after giving effect to the acquisition of the Mettler-Toledo Group on October 15, 1996. The Registrant has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Mettler-Toledo, Inc.

          Mettler-Toledo[REGISTERED], Mettler[REGISTERED],
Ingold[REGISTERED], Garvens[REGISTERED], Ohaus[REGISTERED], and DigiTol[REGISTERED] are registered trademarks of the Company and Brickstone[TRADEMARK], Spider[TRADEMARK], Mentor SC[TRADEMARK], MultiRange[TRADEMARK] and TRUCKMATE[TRADEMARK] are trademarks of the Company.

                            PART I

ITEM 1.   BUSINESS

GENERAL

          Mettler-Toledo is the world's largest manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company focuses on the high value-added segments of the weighing instruments market by providing solutions for specific applications. The Company also manufactures and sells certain related laboratory measurement instruments, with one of the top three market positions worldwide in titrators, thermal analysis systems, pH meters, and lab reactors. Mettler-Toledo services a worldwide customer base, with 1996 net sales of $849 million, which were derived 50% in Europe, 39% in North and South America and 11% in Asia and other markets. For additional financial information by geographic segment, see
Note 20 to the Consolidated Financial Statements included elsewhere in this Form 10-K (the "Consolidated Financial Statements"). The Company has a global manufacturing presence, with manufacturing facilities in Europe, the United States and Asia.

          Mettler-Toledo is the only company to offer weighing products for laboratory, industrial and food retailing applications throughout the world. The Company believes that in 1996, the global market for weighing instruments for laboratory, industrial and food retailing applications was approximately $4.5 billion and that the Company held a market share more than two times greater than its nearest competitor. The Company believes that, in 1996, it had an approximate 40% market share of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and one of the three leading positions in Japan. In the industrial and food retailing market, the Company believes it has the largest market share in Europe and in the United States. In Asia, the Company has a substantial, rapidly growing industrial and food retailing business supported by its established manufacturing presence in China. The Company attributes its worldwide market leadership position to its brand recognition, its leadership in technological innovation, its comprehensive product range, its global sales and service organization, its large installed base of weighing instruments and the diversity of its revenue base.

HISTORY

          The Company traces its roots to the invention of the single-pan analytical balance by Dr. Erhard Mettler and the formation of Mettler Instrumente AG ("Mettler") in 1945. During the 1970s and 1980s, Mettler expanded from laboratory balances into industrial and food retailing products, and it introduced the first fully electronic precision balance in 1973. The Toledo Scale Company ("Toledo Scale") was founded in 1901 and developed a leading market position in the industrial weighing market in the United States. During the 1970s, Toledo Scale expanded into the food retailing market. In 1981, Toledo Scale set up a joint venture in Changzhou, China, which gave it early access to the large potential Chinese weighing market. Following the 1989 acquisition of Toledo Scale by Mettler, the name of the Company was changed to Mettler-Toledo to reflect the combined strengths of the two companies and to capitalize on their historic reputations for quality and innovation. During the past 15 years, the Company has grown through other acquisitions that complemented existing geographic markets and product lines. In 1986, Mettler acquired the Ingold Group of companies, manufacturers of electrodes, and Garvens Kontrollwaagen AG, a maker of dynamic checkweighers. Toledo Scale acquired Hi-Speed Checkweigher Co., Inc. in 1981. In 1990, the Company acquired Ohaus Corporation, a manufacturer of laboratory balances.

          Mettler-Toledo Holding Inc. was formed in connection with the October 15, 1996 acquisition (the "Acquisition") of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba"). See
Note 1 to the Consolidated Financial Statements for further information with respect to the Acquisition. The Company is a wholly owned subsidiary of Mettler-Toledo Holding Inc.

PRODUCTS

     Laboratory

          The Company manufactures and markets a complete range of laboratory balances, as well as other selected laboratory measurement instruments, such as titrators, thermal analysis systems, pH meters and lab reactors, for laboratory applications in research and development, quality assurance, production and education. Laboratory products accounted for approximately 40% of the Company's net sales in 1996 (including revenues from related after-sale service). The Company believes that it has an approximate 40% share of the global market for laboratory balances and is among the top three worldwide producers of titrators, thermal analysis systems, pH meters and lab reactors. The Company believes it has the leading market share for laboratory balances in Europe, the United States and Asia (excluding Japan) and one of the three leading positions in Japan.

          Balances. The balance is the most common piece of equipment in the laboratory. The Company believes that it sells the highest performance laboratory balances available on the market, with weighing ranges up to 32 kilograms and down to one ten-millionth of a gram. The Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. The Company's brand name is so well recognized that laboratory balances are often referred to as "Mettlers." This reputation, in management's judgment, constitutes one of the Company's principal competitive strengths.

          In order to cover a wide range of customer needs and price points, Mettler-Toledo markets precision balances, analytical and semimicrobalances, microbalances and ultramicrobalances in three principal product tiers offering different levels of functionality. High-end balances provide maximum automation of calibration, application support and additional functions. Mid-level balances provide a more limited but still extensive set of automated features and software applications, while basic level balances provide simple operations and a limited feature set. The Company also manufactures mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Due to the wide range of functions and features offered by the Company's products, prices vary significantly. A typical mid-range precision balance is priced at approximately $2,500 and a typical microbalance is priced at approximately $14,000.

          The Company regularly introduces new features and updated models in its lines of balances. For example, the Company's DeltaRange models permit weighing of light and heavy samples on the same balance without the need for difficult adjustments, a function particularly useful in dispensing and formula weighing. High-end balances are equipped with fully automatic calibration technology. These balances are carefully calibrated many times in controlled environments, with the results of the calibrations incorporated into built-in software, so that adjustments to ambient temperature and humidity can automatically be made at any time. The Company also offers universal interfaces that offer simultaneous connection of up to five peripheral devices. The customer can then interface one balance with, for example, a computer for further processing of weighing data, a printer for automatically printing results and a bar-code reader for sample identification.

          In addition to Mettler-Toledo brand products, the Company also manufactures and sells balances under the brand name "Ohaus." Ohaus brand products include triple-beam balances, strain gauge balances and electronic balances for the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive service.

          Titrators. Titrators measure the chemical composition of samples. The Company's high-end titrators are multi-tasking models, which can perform two determinations simultaneously. They permit high sample throughputs and have extensive expansion capability and flexibility in calculations, functions and parameters. Lower-range models permit common determinations to be stored in a database for frequent use. Titrators are used heavily in the food and beverage industry. A typical titrator is priced at approximately $12,000.

          Thermal Analysis Systems. Thermal analysis systems measure different properties, such as weight, dimension and energy flow, at varying temperatures. The Company's thermal analysis products include full computer integration and a significant amount of proprietary software. Thermal analysis systems are used primarily in the plastics and polymer industries. A typical thermal analysis system is priced at approximately $50,000.

          pH Meters. A pH meter measures acidity in a laboratory sample and is the second most widely used measurement instrument in the laboratory, after the balance. The Company manufactures desktop models and portable models. Desktop models are microprocessor-based instruments, offering a wide range of features and self-diagnostic functions. Portable models are waterproof, ultrasonically welded and ergonomically designed, and permit later downloading of data to a computer or printer using an interface kit and custom software. pH meters are used in a wide range of industries. A typical pH meter is priced at approximately $1,200.

          Lab Reactors and Reaction Calorimeters. Lab reactors and reaction calorimeters are used to simulate an entire chemical manufacturing process in the laboratory before proceeding to production, in order to ensure the safety and feasibility of the process. The Company's products are fully computer-integrated, with a significant software component, and offer wide flexibility in the structuring of experimental processes. Lab reactors and reaction calorimeters are typically used in the chemical and pharmaceutical industries. A typical lab reactor is priced at approximately $140,000.

          Electrodes. The Company manufactures electrodes for use in a variety of laboratory instruments and in-line process applications. Laboratory electrodes are consumable goods used in pH meters and titrators, which may be replaced many times during the life of the instrument. In-line process electrodes are used to monitor production processes, for example, in the beverage industry. A typical in-line process electrode is priced at approximately $1,600.

          Other Instruments. The Company sells density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing joint venture with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, the Company manufactures and sells moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

     Industrial and Food Retailing

          Weighing is one of the most broadly used measurement techniques in industry and food retailing. The Company's industrial and food retailing weighing and related products include bench and floor scales for standard industrial applications, truck and railcar scales for heavy industrial applications, checkweighers (which determine the weight of goods in motion), scales for use in food retailing establishments and specialized software systems for industrial processes. Increasingly, many of the Company's industrial and food retailing products can integrate weighing data into process controls and information systems. The Company's industrial and food retailing products are also sold to original equipment manufacturers ("OEMs"), which incorporate the Company's products into larger process solutions and comprehensive food retailing checkout systems. At the same time, the Company's products themselves include significant software content and additional functions including networking, printing and labeling capabilities, and the incorporation of other measuring technologies such as dimensioning. The Company works with customer segments to create specific solutions to their weighing needs. The Company has also recently worked closely with the leading manufacturer of postal meters to develop a new generation of postal metering systems.

          Industrial and food retailing products accounted for approximately 60% of the Company's net sales in 1996 (including revenues from related after-sale service). The Company believes that it has the leading position in industrial and food retailing sales in Europe and in the United States. In Asia, the Company has a substantial, rapidly growing industrial and food retailing business supported by established manufacturing capabilities in China. The Company believes that it is the only company with a true global presence across industrial and food retailing weighing applications.

          Standard Industrial Products. The Company offers a complete line of standard industrial scales, such as bench scales and floor scales, for weighing loads from a few grams to loads of several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Product lines include the "Spider" range of scales, often used in receiving and shipping departments in counting applications; "TrimWeigh" scales, which determine whether an item falls within a specified weight range, and are used primarily in the food industry; "Mentor SC" scales, for counting parts; and precision scales for formulating and mixing ingredients. The Company's "MultiRange" products include standardized software which uses the weight data obtained to calculate other parameters, such as price or number of pieces. The modular design of these products facilitates the integration of the Company's weighing equipment into a computer system performing other functions, like inventory control or batch management. Prices vary significantly with the size and functions of the scale, generally ranging from $1,000 to $20,000.

          Heavy Industrial Products. The Company's primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter a factory or at a toll station). The Company's truck scales, such as the "DIGITOL TRUCKMATE," generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. The Company also offers advanced computer software that can be used with its heavy industrial scales to permit a broad range of applications. Truck sales prices generally range from $25,000 to $50,000.

          Dynamic Checkweighing. The Company offers solutions to checkweighing requirements in the food, pharmaceutical, chemical and cosmetic industries, where accurate filling of packages is required, and in the transportation and package delivery industries, where tariffs are levied based on weight. Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. Mettler-Toledo checkweighing equipment can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

          Food Retailing Products. Supermarkets, hypermarkets and other food retail establishments make use of multiple weighing applications for the handling of perishable goods from backroom to checkout counter. For example, perishable goods are weighed on arrival to determine payment to suppliers and some of these goods are repackaged, priced and labeled for sale to customers. Other goods are kept loose and selected by customers and either weighed at the produce or deli counter or at the check-out counter.

          The Company offers stand-alone scales for basic counter weighing and pricing, price finding, and printing. In addition, the Company offers network scales and software, which can integrate backroom, counter, self-service and checkout functions, and can incorporate weighing data into a supermarket's overall perishable goods management system. Backroom products include dynamic weighing products, labeling and wrapping machines, perishable goods management and data processing systems. In some countries in Europe, the Company also sells slicing and mincing equipment. Prices for food retailing scales generally range from $800 to $5,000, but are often sold as part of comprehensive weighing solutions.

          Systems. The Company's systems business consists of software applications for drum filling in the food and chemical industries and batching systems in the glass industry. The software systems control or modify the manufacturing process.

CUSTOMERS AND DISTRIBUTION

          The Company's business is geographically diversified, with 1996 net sales derived 50% in Europe, 39% in North and South America and 11% in Asia and other markets. The Company's customer base is also diversified by industry and by individual customer. The Company's largest single customer accounted for no more than 2% of 1996 net sales.

     Laboratory

          Principal customers for laboratory products include chemical, pharmaceutical and cosmetics manufacturers; food and beverage makers; the metals, electronics, plastics, transportation, packaging, logistics and rubber industries; the jewelry and precious metals trade; educational institutions; and government standards labs. Balances and pH meters are the most widely used laboratory measurement instruments and are found in virtually every laboratory across a wide range of industries. Other products have more specialized uses.

          The Company's laboratory products are sold in more than 100 countries through a worldwide distribution network. The Company's extensive direct distribution network and its dealer support activities enable the Company to maintain a significant degree of control over the distribution of its products. In markets where there are strong laboratory distributors, such as the United States, the Company uses them as the primary marketing channel for lower- and mid-price point products. This strategy allows the Company to leverage the strength of both the Mettler-Toledo brand and the laboratory distributors' market position into sales of other laboratory measurement instruments. The Company provides its distributors with a significant amount of technical and sales support. High-end products are handled by the Company's own sales force. There has been recent consolidation among distributors in the United States market. While this consolidation could adversely affect the Company's U.S. distribution, the Company believes its leadership position in the market gives it a competitive advantage when dealing with its U.S. distributors. Asian distribution is primarily through distributors, while European distribution is primarily through direct sales. European and Asian distributors are generally fragmented on a country-by-country basis. The Company negotiated a transfer of the laboratory business in Japan from its former agent to a subsidiary of the Company effective January 1, 1997. For this transfer a total sum of approximately SFr. 8.0 million (approximately US$6.4 million) was partially paid in 1996 with the remaining to be paid in 1997. In addition the Company began to distribute laboratory products directly in certain other Asian countries.

          Ohaus brand products are generally positioned in alternative distribution channels to those of Mettler-Toledo brand products. In this way, the Company is able to fill a greater number of distribution channels and increase penetration of its existing markets. Since the acquisition of Ohaus in 1990, the Company has expanded the Ohaus brand beyond its historical U.S. focus. Ohaus brand products are sold exclusively through distributors.

     Industrial and Food Retailing

          Customers for Mettler-Toledo industrial products include chemical companies (e.g., formulating, filling and bagging applications), food companies (e.g., packaging and filling applications), electronics and metal processing companies (e.g., piece counting and logistical applications), transportation companies (e.g., sorting, dimensioning and vehicle weighing applications) and auto body paint shops, which mix paint colors based on weight. The Company's products for these industries share similar weighing technology, and often minor modifications of existing products can make them useful for applications in a variety of industrial processes. The Company also sells to OEMs which integrate weighing modules into larger process control applications, or comprehensive packaging lines. OEM applications often include software content and technical support, as the Company's weighing module must communicate with a wide variety of other process modules and data management functions. The Company's products are also purchased by engineering firms, systems integrators and vertical application software companies.

          Customers for food retailing products include supermarkets, hypermarkets and smaller food retailing establishments. The North American and European markets include many large supermarket chains. In most of the Company's markets, food retailing continues to shift to supermarkets and hypermarkets from "mom and pop" grocery stores. While supermarkets and hypermarkets generally buy less equipment per customer, they tend to buy more advanced products that require more electronic and software content. In emerging markets, however, the highest growth is in basic scales. As with industrial products, the Company also sells food retailing products to OEMs for inclusion in more comprehensive checkout systems. For example, the Company's checkout scales are incorporated into scanner-scales, which can both weigh perishable goods and also read bar codes on other items. Scanner-scales are in turn integrated with cash registers to form a comprehensive checkout system.

          The Company's industrial products are sold in more than 100 countries and its food retailing products in 20 countries. In the industrial and food retailing market, the Company distributes directly to customers (including OEMs) and through distributors. In the United States, distributor sales slightly exceed direct sales. Distributors are highly fragmented in the U.S., with many small "scale houses" selling the Company's products. In Europe, direct sales predominate, with distributors used in certain cases. As in its laboratory distribution, the Company provides significant support to its distributors.

SALES AND SERVICE

     Market Organizations

          The Company has over 30 geographically-focused market organizations ("MOs") around the world that are responsible for all aspects of sales and service. The MOs are local marketing and service organizations designed to maintain close relationships with the Company's customer base. Each MO has the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions.
MOs also work closely with the Company's producing organizations (described below) by providing feedback on manufacturing and product development initiatives and relaying innovative product and application ideas.

          The Company has the only global sales and service organization among weighing instruments manufacturers. At December 31, 1996, this organization consisted of approximately 2,800 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to the Company's customers and distributors in virtually all major markets across the globe. Sales managers and representatives interact across product lines and markets in order to serve customers that have a wide range of weighing needs, such as pharmaceutical companies that purchase both laboratory and industrial products. The Company classifies customers according to their potential for sales and the appropriate distribution channel is selected to service the customer as efficiently as possible. Larger accounts tend to have dedicated sales representatives. Other representatives are specialized by product line. Sales representatives call directly on end-users either alone or, in regions where sales are made through distributors, jointly with distributors. The Company utilizes a variety of advertising media, including trade journals, catalogs, exhibitions and trade shows. The Company also sponsors seminars, product demonstrations and customer training programs. An extensive database on markets helps the Company to gauge growth opportunities, target its message to appropriate customer groups and monitor competitive developments.

     After-Sales Service

          The Company believes that it has the largest installed base of weighing instruments in the world. To support its installed base, the Company employs service technicians who provide contract and repair services in all countries in which the Company's products are sold. Service (representing service contracts, repairs and replacement parts) accounted for approximately 17% of the Company's total net sales in 1996. (Service revenue is included in the laboratory and industrial and food retailing sales percentages given above.) Management believes that service is a key part of its product offering and helps significantly in repeat sales. The close relationships and frequent contact with its large customer base provide the Company with sales opportunities and innovative product and application ideas. Moreover, a global service network is an important factor in the ability to expand in emerging markets. Widespread adoption of quality laboratory and manufacturing standards and the privatization of weights and measures certification are both favorable trends for the Company's service business, as they tend to increase demand for on-site calibration services.

          The Company's service contracts provide for repair services within various guaranteed response times, depending on the level of service selected. Many contracts also include periodic calibration and testing. Contracts are generally one year in length, but may be longer. The Company's own employees directly provide all service on Mettler-Toledo products. If the service contract also includes products of other manufacturers, the Company will generally perform calibration, testing and basic repairs directly, and contract out more significant repair work. As application software becomes more complex, the Company's service efforts increasingly include installation and customer training programs as well as product service.

          Warranties on Mettler-Toledo products are generally one year. Based on past experience, the Company believes its reserves for warranty claims are adequate.

RESEARCH AND PRODUCT DEVELOPMENT; MANUFACTURING

     Producing Organizations

          The Company is organized into a number of producing organizations ("POs"), which are specialized centers responsible for product development, research and manufacturing. At December 31, 1996, POs included approximately 3,900 employees worldwide, and consisted of product development teams whose members are from marketing, development, research, manufacturing, engineering and purchasing. POs also often seek customer input to ensure that the products developed are tailored to market needs. The Company has organized POs in order to reduce product development time, improve its customer focus, reduce costs and maintain technological leadership. The POs work together to share ideas and best practices. Some employees are in both MOs and POs. The Company is currently implementing a number of projects that it believes will result in increased productivity and lower costs. For example, the Company is restructuring the order and product delivery process in Europe to enable the Company to deliver many of its products to its customers directly from the manufacturing facility within several days, which minimizes the need to store products in decentralized warehouses. In addition, the Company is centralizing its European spare parts inventory management system.

     Research and Product Development

          The Company closely integrates research and development with marketing, manufacturing and product engineering. The Company has nearly 600 professionals in research and development and product engineering. The Company's principal product development activities involve applications improvements to provide enhanced customer solutions, systems integration and product cost reduction. However, the Company also actively conducts research in basic weighing technologies. As part of its research and development activities, the Company has frequent contact with university experts, industry professionals and the governmental agencies responsible for weights and measures. In addition, the Company's in-house development is complemented by technology and product development alliances with customers and OEMs.

          A recent example of innovation at the Company is the "Brickstone" technology, which eliminates many of the complex mechanical linkages in a weighing sensor and reduces the number of parts in the sensor from approximately 100 to approximately 50. The Brickstone sensor permits more accurate weighing, lower manufacturing costs and cheaper and faster design changes. Brickstone technology has been incorporated into certain of the Company's products, and the Company expects to expand its use to additional product lines in the future.

          The Company has been spending an increasing proportion of its research and development budget on software development. Software development for weighing applications includes application-specific software, as well as software utilized in sensor mechanisms, displays, and other common components, which can be leveraged across the Company's broad product lines.

          The Company spent $50.0 million on research and development in 1996 (excluding research and development purchased in connection with the Acquisition), $54.5 million in 1995 and $48.0 million in 1994, which the Company believes was more than any of its competitors. Including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes, the Company spent approximately 6.6% of net sales on research and development in 1996.

     Manufacturing

          The Company's manufacturing strategy is to produce directly those components that require its specific technical competence, or for which dependable, high-quality suppliers cannot be found. The Company contracts out the manufacture of its other component requirements. Consequently, much of the Company's manufacturing capability consists of assembly of components sourced from others. The Company utilizes a wide range of suppliers and it believes its supply arrangements to be adequate. From time to time the Company relies on one supplier for all its requirements of a particular component, but in such cases the Company believes adequate alternative sources would be available if necessary. Supply arrangements for electronics are generally made globally. For mechanical components, the Company generally uses local sources to optimize materials flow.

          The Company's manufacturing operations emphasize product quality. Most of its products require very strict tolerances and exact specifications. The Company utilizes an extensive quality control system that is integrated into each step of the manufacturing process. This integration permits field service technicians to trace important information about the manufacture of a particular unit, which facilitates repair efforts and permits fine-tuning of the manufacturing process. Many of the Company's measuring instruments are subjected to an extensive calibration process that allows the software in the unit to automatically adjust for the impact of temperature and humidity.

          The Company has six manufacturing plants in the U.S. (after giving effect to the closure of the Westerville, Ohio facility in 1996), four in Switzerland, two in Germany and two in China, of which one is a 60% owned joint venture and the other, the Shanghai facility, was completed and began to produce laboratory products by the end of 1996. Laboratory products are produced mainly in Switzerland and to a lesser extent in the United States, while industrial and food retailing products are produced in all four countries. The Company believes its manufacturing capacity is sufficient to meet its present and currently anticipated needs.

     Backlog

          Manufacturing turnaround time is generally sufficiently short so as to permit the Company to manufacture to fill orders for most of its products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

EMPLOYEES

          As of December 31, 1996, the Company had approximately 6,400 employees throughout the world, including more than 3,200 in Europe and more than 2,400 in North and South America. Management believes that its relations with employees are good. The Company has not suffered any material employee work stoppage or strike in its worldwide operations during the last five years. Labor unions do not represent a meaningful number of the Company's employees

          In certain of its facilities, the Company has instituted a flexible workforce environment, in which hours vary depending on the quantity of workload. The Company believes that this flexible working environment enhances employees' involvement, thus increasing productivity, and improves efficient payroll management by permitting the Company to adjust staffing to match workload to a greater degree without changing the size of the overall workforce.

INTELLECTUAL PROPERTY

          The Company holds more than 1,150 patents and trademarks, primarily in the United States, Switzerland, Germany and Japan and, to a lesser extent, in China. The Company's products generally incorporate a wide variety of technological innovations, many of which are protected by patents and many of which are not. Moreover, products are generally not protected as a whole by individual patents. Accordingly, no one patent or group of related patents is material to the Company's business. The Company also has numerous trademarks and considers the Mettler-Toledo name and logo to be material to its business. The Company regularly protects against infringement of its intellectual property.

REGULATION

          The Company's products are subject to regulatory standards and approvals by weights and measures regulatory authorities in the countries in which it sells its products. Weights and measures regulation has been harmonized across the European Union. The Company's food processing and food retailing products are subject to regulation and approvals by relevant governmental agencies, such as the United States Food and Drug Administration. Products used in hazardous environments may also be subject to special requirements. All of the Company's electrical components are subject to electrical safety standards. The Company believes that it is in compliance in all material respects with applicable regulations.

ENVIRONMENTAL MATTERS

          The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company wholly or partly owns, leases or holds a direct or indirect equity interest in a number of properties and manufacturing facilities around the world, including the United States, Europe, Canada, Mexico, Brazil, Australia and China. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

          The Company is currently involved in, or has potential liability with respect to, the remediation of past contamination in certain of its presently and formerly owned and leased facilities in both the United States and abroad.
In addition, certain of the Company's present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which the Company has sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although the Company believes that it is in substantial compliance with applicable environmental requirements and the Company to date has not incurred material expenditures in connection with environmental matters, it is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's financial condition or results of operations.

          The Company is involved in litigation concerning remediation of hazardous substances at its operating facility in Landing, New Jersey. On or about July 1988, an affiliate of Ciba ("AGP") purchased 100% of the outstanding stock of Metramatic Corporation ("Metramatic"), a manufacturer of checkweighing equipment located in Landing, from GEI International Corporation ("GEI"). GEI agreed to indemnify and hold harmless AGP for certain pre-closing environmental conditions, including those resulting in cleanup responsibilities required by the New Jersey Department of Environmental Protection ("NJDEP") pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA"). ECRA is now the Industrial Site Recovery Act. Pursuant to a 1988 NJDEP administrative consent order naming GEI and Metramatic as respondents, GEI has spent approximately $2 million in the performance of certain investigatory and remedial work addressing groundwater contamination at the site. However, a final remedy has not yet been selected by NJDEP, and, therefore, future remedial costs are currently unknown. In 1992, GEI filed a suit against various parties including Hi-Speed Checkweigher Co., Inc., a wholly-owned subsidiary of the Company that currently owns the facility, to recover certain costs incurred by GEI in connection with the site. Based on currently available information and the Company's rights of indemnification from GEI, the Company believes that its ultimate allocation of costs associated with the past and future investigation and remediation of this site will not have a material adverse effect on the Company's financial condition or results of operations.

          In addition, the Company is aware that Toledo Scale, the former owner of Toledo Scale or the Company has been named a potentially responsible party under CERCLA or analogous state statutes at the following third-party owned sites with respect to the alleged disposal at the sites by Toledo Scale during the period it was owned by such former owner: Granville Solvents Site, Granville, Ohio; Aqua-Tech Environmental, Inc. Site, Greer, South Carolina; and Seaboard Chemical Company Site, Jamestown, North Carolina. The former owner has also been named in a lawsuit seeking contribution pursuant to CERCLA with respect to the Caldwell Trucking Site, New Jersey based on the alleged disposal at the site by Toledo Scale during the former owner's period of ownership. Pursuant to the terms of the stock purchase agreement between Mettler and the former owner of Toledo Scale, the former owner is obligated to indemnify Mettler for various environmental liabilities. To date, with respect to each of the foregoing sites, the former owner has undertaken the defense and indemnification of Toledo Scale. Based on currently available information and the Company's contractual rights of indemnification, the Company believes that the costs associated with the investigation and remediation of these sites will not have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

          The markets in which the Company operates are highly competitive. Because of the fragmentation of weighing instruments markets, particularly the industrial and food retailing market, both geographically and by application, the Company competes with numerous regional or specialized competitors, many of which are well-established in their markets. Some competitors are less leveraged than the Company and/or are divisions of larger companies with potentially greater financial and other resources than the Company. Although the Company believes that it has certain competitive advantages over its competitors, realizing and maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets.

          In the United States, the Company believes that the principal competitive factors on which purchasing decisions are made are accuracy and durability, while in Europe accuracy and service are the most important factors. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the United States laboratory market is also influenced by the presence of large distributors through which the Company and its competitors sell many of their products.

ITEM 2.   PROPERTIES

          The following table lists the Company's principal operating facilities, indicating the location, primary use and whether the facility is owned or leased.

        LOCATION                PRINCIPAL USE (1)      OWNED/LEASED
  ---------------------      -----------------------   -------------

Europe:
  Greifensee/Nanikon,
  Switzerland                Production, Corporate     Owned
                               Headquarters
  Uznach, Switzerland        Production                Owned
  Urdorf, Switzerland        Production                Owned
  Schwerzenbach,
    Switzerland              Production                Leased
  Albstadt, Germany          Production                Owned
  Giesen, Germany            Production                Owned
  Giessen, Germany           Sales and Service         Owned
  Steinbach, Germany         Sales and Service         Owned
  Viroflay, France           Sales and Service         Owned
  Beersel, Belgium           Sales and Service         Owned
  Tiel, Netherlands          Sales and Service         Owned
  Leicester, England         Sales and Service         Leased

Americas:
  Worthington, Ohio          Production                Owned
  Spartanburg,
    South Carolina           Production                Owned
  Franksville, Wisconsin     Production                Owned
  Ithaca, New York           Production                Owned
  Wilmington,
    Massachusetts            Production                Leased
  Florham Park, New Jersey   Production                Leased
  Hightstown, New Jersey     Sales and Service         Owned
  Burlington, Canada         Sales and Service         Owned
  Mexico City, Mexico        Sales and Service         Leased

Other:
  Shanghai, China            Production                Building
                                                         Owned;
                                                         Land Leased
  Changzhou, China (2)       Production                Building
                                                         Owned; Land
                                                         Leased
  Melbourne, Australia       Sales and Service         Leased

[FN]

--------------------

(1) The Company also conducts research and development activities at certain of the above facilities in Switzerland, Germany, the United States and, to a lesser extent, China.
(2)  Held by a 60%-owned joint venture.

          The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is subject to routine litigation incidental to its business. The Company is currently not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition or results of operations. See "Environmental Matters" under Part
I, Item 1 for information concerning legal proceedings relating to certain environmental claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Registrant's security holders during the quarter ended
December 31, 1996.

                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Common Stock of the Registrant (the "Common Stock"). All of the Registrant's Common Stock is held by MT Investors Inc., a Delaware corporation ("MT Investors").

          The Registrant has never paid any dividend on its Common Stock. Mettler-Toledo, Inc. is prohibited from paying dividends to the Registrant, subject to certain limited exceptions. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.   SELECTED FINANCIAL DATA

          The selected historical financial information set forth below at December 31, 1994, 1995, 1996, for the years ended December 31, 1993, 1994, 1995, and for the period from January 1, 1996 to October 14, 1996, and for the period from October 15, 1996 to December 31, 1996 is derived from the Mettler-Toledo financial statements, which were audited by KPMG Fides Peat, independent auditors, whose report appears therewith. The financial information for all periods prior to October 15, 1996, the date of the Acquisition, is combined financial information of the Mettler-Toledo Group, the Predecessor Business. The combined historical data of the Mettler-Toledo Group and the consolidated historical data of the Registrant are not comparable in many respects due to the Acquisition. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and accompanying notes. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.


                                           Predecessor Business
                             ------------------------------------------------
                               For The Years Ended December 31,
                             ------------------------------------
                                                                    January 1
                                                                   to October
                                1993         1994        1995       14, 1996
                             -----------  ----------- -----------  -----------
                             (Dollars In thousands)

STATEMENT OF OPERATIONS
  DATA (2):
  Net sales.................    $728,958     $769,136    $850,415     $662,221
  Cost of sales (3).........     443,534      461,629     508,089      395,239
                              ----------   ----------  ----------   ----------
  Gross profit..............     285,424      307,507     342,326      266,982
  Research and development
   expenses.................      46,438       47,994      54,542       40,244
  Selling, general and
   administrative expenses..     209,692      224,978     248,327      186,898
  Amortization .............       2,917        6,437       2,765        2,151
  Purchased research and
   development (4)..........           -            -           -            -
  Other charges (income),
   net (5)..................      18,284      (2,852)       (701)        1,872
                              ----------   ----------  ----------   ----------
  Earnings (loss) before
   interest and taxes.......       8,093       30,950      37,393       35,817
  Interest expense..........      15,239       13,307      18,219       13,868
  Financial expense
   (income), net............      (4,174)      (4,864)     (8,630)     (3,204)
  Provision for taxes.......       3,041        8,676       8,782       10,055
  Minority interest.........       1,140          347         768          637
                              ----------   ----------  ----------   ----------
  Net earnings (loss).......   $ (7,153)      $13,484     $18,254      $14,461
                              ==========   ==========  ==========   ==========

BALANCE SHEET DATA (2):
  Cash and cash equivalents.                 $ 63,802    $ 41,402
  Net working capital.......                  126,065      90,740
  Total assets..............                  683,198     724,094
  Long-term third party debt                      862       3,621
  Net borrowing from Ciba
   and affiliates (6).......                  177,651     203,157
  Other long-term
   liabilities (7)..........                   83,964      84,303
  Shareholder's equity (8)..                  228,194     193,254

OTHER DATA:
  Depreciation and
   amortization expense.....     $29,591      $34,118     $33,363      $21,663
  Capital expenditures......      25,122       24,916      25,858       16,649


                                  Mettler-Toledo
                                   Holding Inc.
                             -----------------------
                              October 15
                              to December   Combined
                               31, 1996     1996 (1)
                             -----------  -----------
                                 (Dollars In thousands)


STATEMENT OF OPERATIONS
  DATA (2):
  Net sales.................    $186,912     $849,133
  Cost of sales (3).........     136,820      532,059
                              ----------   ----------
  Gross profit..............      50,092      317,074
  Research and development
   expenses.................       9,805       50,049
  Selling, general and
   administrative expenses..      59,353      246,251
  Amortization .............       1,065        3,216
  Purchased research and
   development (4)..........     114,070      114,070
  Other charges (income),
   net (5)..................       9,892       11,764
                              ----------   ----------
  Earnings (loss) before
   interest and taxes.......    (144,093)    (108,276)
  Interest expense..........       8,738       22,606
  Financial expense
   (income), net............       7,245        4,041
  Provision for taxes.......        (938)       9,117
  Minority interest.........         (92)         545
                              ----------   ----------
  Net earnings (loss).......   $(159,046)   $(144,585)
                              ==========   ==========

BALANCE SHEET DATA (2):
  Cash and cash equivalents.                  $60,696
  Net working capital.......                   83,947
  Total assets..............                  771,888
  Long-term third party debt                  373,758
  Net borrowing from Ciba
   and affiliates (6).......                        _
  Other long-term
   liabilities (7)..........                   96,810
  Shareholder's equity (8)..                   12,426

OTHER DATA:
  Depreciation and
   amortization expense.....      $8,990      $30,653
  Capital expenditures......      11,928       28,577

(Footnotes on next page)

--------------------

(1) Combined 1996 data represents the combined data of the Predecessor Business for the period January 1, 1996 to October
14, 1996 and of Mettler-Toledo Holding Inc. for the period
October 15, 1996 to December 31, 1996.

(2) Balance sheet information at December 31, 1992 and 1993 is not available. Income statement information for the year ended December 31, 1992 is not available, except that net sales were $769,000.

(3) In connection with the Acquisition, the Company allocated approximately $32,200 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value).
Substantially all such inventories were sold during the period
October 15, 1996 to December 31, 1996.

(4) In conjunction with the Acquisition, the Company allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. Such amount was recorded as an expense in the period from October 15, 1996 to December 31, 1996.

(5) For 1993, consists primarily of costs associated with the closure of a manufacturing facility in Cologne, Germany, and also includes the restructuring of certain manufacturing operations and an early retirement program in the United States. Other income for 1993, 1994 and 1995 relates primarily to gains from the sale of real property and, in 1994, to a gain on the sale of an investment. Other charges for the period January 1, 1996 to October 14, 1996 of $1,872 represent employee severance of $1,545 and other exit costs of $327 associated with the closing of its Westerville, Ohio facility. Other charges for the period October 15, 1996 to December 31, 1996 principally represent employee severance benefits associated with (i) the Company's general headcount reduction programs, in Europe and North America, of $4,557 which were announced during such period, and (ii) the realignment of the analytical and precision balance business in Switzerland of $6,205 which was internally announced in December, 1996. In connection with such programs the Company reduced its workforce by 168 employees in 1996 and intends to further reduce its workforce by approximately 70 employees. See Note 16 to the Consolidated Financial Statements.

(6) Includes notes payable and long-term debt payable to Ciba and affiliates less amounts due from Ciba and affiliates.. See Notes 3 and 11 to the Consolidated Financial
Statements.

(7) Consists primarily of obligations under various pension plans and plans that provide post-retirement medical benefits.
See Note 14 to the Consolidated Financial Statements.

(8) Shareholder's equity for the Predecessor Business consists of the combined net assets of the Mettler-Toledo
Group.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial
Statements.

GENERAL

          The financial statements for periods ended prior to October 15, 1996 reflect the combined operations of the Mettler-Toledo Group, while the financial statements for periods after October 15, 1996 reflect the consolidated operations of the Registrant after accounting for the Acquisition using the purchase method of accounting. See Note 1 to the Consolidated Financial Statements. Operating results subsequent to the Acquisition are not comparable in many respects to the operating results prior to the Acquisition. See "Effect of Acquisition on Results of Operations." References to results of operations for the year ended December 31, 1996 are references to the combined results of operations for the period beginning January 1, 1996 and ended October 14, 1996 for the Mettler-Toledo Group plus the consolidated results of operations for the Registrant for the period beginning October 15, 1996 and ended December 31, 1996. Financial information is presented in accordance with U.S. generally accepted accounting principles.

          In 1996, the Company undertook several efforts to increase productivity and lower costs. In July 1996, the Company announced the closure of its Westerville, Ohio facility. In the fourth quarter of 1996, the Company recorded charges for a general headcount reduction program in Europe and North America and the realignment of the analytical and precision balance business in Switzerland. In connection with such programs, the Company reduced its workforce by 168 employees in 1996 and intends to further reduce its workforce by approximately 70 employees. The Company recorded costs of $11.8 million in 1996, primarily relating to severance, in connection with these efforts.

RESULTS OF OPERATIONS

          The following table sets forth certain items in the statements of operations as a percentage of net sales for the years 1994, 1995 and, on a combined basis, 1996.


                                     PERCENTAGE OF NET SALES
                              --------------------------------------
                                     YEARS ENDED DECEMBER 31,
                              --------------------------------------
                                 1994          1995         1996
                              -----------  -----------  -----------
Net sales...................    100.0%       100.0%       100.0%
Cost of sales...............     60.0         59.7         62.7
                              -----------  -----------  -----------
Gross profit................     40.0         40.3         37.3

Research and development
  expenses (1)..............      6.3          6.4          5.9
Selling, general and
  administrative expenses...     29.3         29.3         29.0
Amortization................      0.8          0.3          0.4
Purchased research and
  development...............       _            _          13.4
Other charges (income), net.     (0.4)        (0.1)         1.4
                              -----------  -----------  -----------
Earnings (loss) before
  interest and taxes........      4.0%         4.4%       (12.8)%
                               =======      =======       =======

--------------------

(1) Total research and development expenses were 7.2% in 1994, 7.3% in 1995 and 6.6% in 1996, including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes.

     Year Ended December 31, 1996 Compared To Year Ended
          December 31, 1995

          Net sales were virtually unchanged at $849.1 million in 1996 compared to $850.4 million in 1995. Net sales in local currency increased 2.6%, excluding the impact of the reduction of the systems business, but were offset by a strengthening of the U.S. dollar, the Company's reporting currency, relative to the local currencies of the Company's operations. The flat sales in 1996 compared to 1995 resulted from slightly lower sales from products in the industrial and food retailing markets, offset by strong performance by the product lines in the laboratory market. The growth in the laboratory market was across substantially all product lines and geographical regions as sales in local currency increased 7% compared to the previous year. In particular, new product introductions in titration, thermal and reaction calorimetry as well as new Ohaus products for the education, laboratory and light industrial market helped to increase laboratory market sales. The slight decline in industrial and food retailing sales resulted from overall weakness in the European market while the Company has been able to retain its market share. This market weakness has persisted in early 1997.

          Net sales in Europe in local currency decreased 2% in 1996 compared to 1995 due to a weaker second half of the year in 1996 in all major markets, and especially in key countries such as Germany, France and the United Kingdom. Net sales in the Americas in local currency increased by 5% over 1995 due to growth in the United States and Latin America and double digit expansion in laboratory measurement instruments other than balances and in related service. Net sales in Asia and other markets in local currency increased by 8% over 1995, primarily as a result of significantly increased sales in the Shanghai operation and strong sales in Japan and Australia.

          Gross profit as a percentage of net sales decreased to 37.3% in 1996 from 40.3% in 1995, principally as a result of the sale of inventories revalued (to fair value) in connection with the Acquisition. Excluding the impact of the revaluation of inventories, gross profit as a percentage of sales would have increased to 41.1% in 1996. The increased gross profit margin resulted principally from operational improvements and the depreciation of the Swiss franc against the Company's other principal trading currencies. See "Effect of Currency on Results of Operations."

          Selling, general and administrative expenses and research and development expenses as a percentage of net sales decreased to an aggregate of 34.9% in 1996 from 35.7% in 1995. The cost decreases resulted primarily from the currency effect of the depreciation of the Swiss franc against the Company's other major trading currencies and the Company's cost control efforts.

          In connection with the Acquisition, the Company allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. Such amount was expensed immediately following the Acquisition.

          Other charges in 1996 of $11.8 million represent principally severance costs for the general headcount reduction programs in Europe and North America, the closure of the Company's Westerville, Ohio manufacturing facility, and the realignment of the analytical and precision balances business in Switzerland. See Note 16 to the Consolidated Financial Statements.

          Loss before interest and taxes was $108.3 million in 1996 compared to earnings before interest and taxes of $37.4 million in 1995. This loss includes an expense of $114.1 million for the allocation of purchase price to in-process research and development projects in connection with the Acquisition and $11.8 million of other charges. Excluding these expenses, as well as the revaluation of inventories discussed above, earnings before interest and taxes would have been $49.8 million in 1996. If 1995 currency exchange rates had remained in effect throughout 1996, earnings before interest and taxes in 1996 excluding the expense for in-process research and development, the revaluation of inventories and other charges would have been approximately $46.0 million.

          Interest expense increased to $22.6 million in 1996 from $18.2 million in 1995, an increase of 24.2%, principally due to a higher debt level as a result of the Acquisition and higher interest rates on amounts due to Ciba. Interest expense since the Acquisition is materially different. See "Effect of Acquisition on Results of Operations" and "Liquidity and Capital Resources." Financial expense (income), net decreased to an expense of $4.0 million in 1996 from income of $8.6 million in 1995. The reduction resulted principally from losses on foreign currency transactions due to the appreciation of the dollar.

          The net loss of $144.6 million in 1996 compared to net earnings of $18.3 million in 1995. Excluding the expense for in-process research and development, the revaluation of inventories and other charges, net earnings would have been approximately $1.0 million in 1996.

     Year Ended December 31, 1995 Compared To Year Ended
       December 31, 1994

          Net sales were $850.4 million in 1995 compared to $769.1 million in 1994, an increase of 11%. Net sales in local currency increased 5%; the remaining 6% of the increase resulted from changes in currency exchange rates. In 1994 the Company discontinued certain items in its systems and laboratory measurement instruments product lines. Excluding the effect of these discontinued items, net sales in local currency would have increased 6%. Sales growth in local currency reflected steady growth across all major product lines in laboratory, industrial and food retailing markets as result of favorable economic conditions and market share gains in selected geographic markets. Sales were helped by the expansion of the Company's line of titrators and the introduction of a family of standard industrial programmable terminals for weighing instruments.

          Net sales in Europe in local currency increased 7% in 1995 over 1994, consistent with the continuing recovery from the 1993 recession and market share gains in selected regions and product lines. Southern Europe contributed significantly to the increase. Net sales in the Americas in local currency decreased 1% in 1995 from 1994. Results in the Americas reflect reduced demand in the United States for laboratory instruments in the wake of consolidation in the pharmaceutical and chemical industries and unusually high demand for retail equipment in 1994 as a result of a new labeling law that caused food retailers to buy additional retail weighing and labeling equipment. Net sales in Asia and other markets in local currency increased 20% in 1995 over 1994, primarily as a result of continued economic growth and the Company's increased market share in selected markets. Sales were also helped by the recovery in China from the poor market conditions of 1994.

          Gross profit as a percentage of net sales increased slightly to 40.3% in 1995 from 40.0% in 1994. These results were achieved despite the appreciation of the Swiss franc against the Company's other principal trading currencies, which has the effect of increasing overall manufacturing costs due to the Company's significant manufacturing operations in Switzerland. Improved manufacturing productivity contributed to the increase, including the favorable effects of the Company's mid-1994 closure of its Cologne, Germany plant, partially offset by higher raw materials costs.

          Selling, general and administrative expenses and research and development expenses were relatively constant as a percentage of net sales. Cost increases resulting from the currency effect of the significant appreciation of the Swiss franc against the Company's other major trading currencies were offset by the Company's cost control efforts. Earnings before interest and taxes were $37.4 million in 1995 compared to $30.9 million in 1994. If 1994 currency exchange rates had remained in effect throughout 1995 earnings before interest and taxes in 1995 would have been $47.4 million.

          Interest expense rose to $18.2 million in 1995 from $13.3 million in 1994, an increase of 37%, principally due to higher interest rates from the conversion of a loan from Ciba from short term to long term. Interest expense since the Acquisition is materially different. See "Effect of Acquisition on Results of Operations," and "Liquidity and Capital Resources." Net financial income increased to $8.6 million in 1995 from $4.9 million in 1994. The higher level of financial income resulted principally from increased gain on foreign currency transactions.

          Net earnings increased to $18.3 million in 1995 from $13.5 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

          The Acquisition was financed principally through capital contributions of $190 million before related expenses from MT Investors, borrowings under a Credit Agreement
("Credit Agreement") of $307 million and 9 3/4% Senior
Subordinated Notes due 2006 (the "Notes") of $135 million.

          Prior to the Acquisition, the Company's cash and other liquidity was used principally to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition, annual interest expense of approximately $39.0 million associated with the borrowings under the Credit Agreement and the Notes, as well as scheduled principal payments of term loans under the Credit Agreement, have significantly increased the Company's liquidity requirements. See "Effect of Acquisition on Results of Operations."

          The Company's capital expenditures totaled $28.6 million in 1996, $25.9 million in 1995 and $24.9 million in 1994. Capital expenditures are primarily for machinery, equipment and the purchase and expansion of facilities, including the purchase of land for, and construction of, the Company's Shanghai manufacturing facility. Capital expenditures for 1997, as a percentage of sales, are expected to remain relatively constant with historical expenditures. In connection with the transfer of the Japanese laboratory business from a former agent to a subsidiary of the Company, the Company will make payments of approximately SFr 8.0 million of which SFr.1.0 million had been paid during 1996. See Part I, Item 1, "Business--Customers and Distribution."

          The Credit Agreement entered into in connection with the Acquisition (the "Credit Agreement") provides for term loan borrowings in an aggregate principal amount of approximately $147.0 million and SFr 125.0 million ($239.7 million at December 31, 1996) that will mature in 2002, 2003 and 2004 and a revolving credit facility with availability of $140.0 million, of which approximately $60.0 million was drawn down in connection with the Acquisition. At December 31, 1996, approximately $75.0 million was available to the Company under the revolving credit facility and local working capital facilities. The revolving credit facility matures in 2002 and includes letter of credit and swingline subfacilities. Mandatory prepayments are required to be made in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement requires quarterly principal amortization payments which increase overtime. The aggregate of such payments for 1997, 1998 and 1999 will be approximately $9,000, $12,800 and $15,600, respectively. The Credit Agreement is secured by certain assets of the Company.

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

          Under the Credit Agreement and the Indenture,
Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding Inc., subject to certain limited exceptions. The Company's obligations under the Credit
Agreement and Notes is guaranteed by the Registrant.

          At December 31, 1996, approximately $147 million of the borrowings under the Credit Agreement and all of the borrowings under the Notes were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were denominated in certain of the Company's other principal trading currencies. At December 31, 1996, the Company had $27.5 million of other long-term debt incurred by its various operating subsidiaries primarily denominated in various currencies. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. See "Effect of Currency on Results of Operations".

          The Company currently believes that cash flow from operating activities, together with borrowings available under the Credit Agreement and local working capital facilities will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

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

          Swiss franc-denominated costs represent a much greater percentage of the Company's total expenses than Swiss franc-denominated sales represent of total sales. In general, an appreciation of the Swiss franc has a negative impact on the Company's results of operations and a depreciation of the Swiss franc has a positive impact on the Company's results of operations. The effect of these changes generally offsets in part the effect on income from operations of changes in exchange rate between the U.S. dollar and other currencies described in the preceding paragraph. If the 1995 currency exchange rates had remained in effect, the loss before interest and taxes in 1996 would have been approximately $10.0 million greater.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

          In connection with the Acquisition, the Company has, in accordance with U.S. GAAP relating to purchase accounting rules, adjusted to fair value the Company's assets and liabilities which, on a pro forma basis, would have resulted in increased amortization of approximately $1.5 million for 1996. In addition, as part of the Acquisition, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $16.1 million for 1996, on a pro forma basis. The Company estimates that it will incur approximately $2.3 million annually in additional selling, general and administrative expenses as a result of being an independent company, including an annual management fee of $1.0 million to be paid to AEA Investors Inc. ("AEA Investors"). The Acquisition would have resulted in a decrease in the Company's provision for income taxes of $9.9 million for 1996, on a pro forma basis. As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $6.4 million in 1996, as compared to its net loss of $5.4 million in 1995 (before giving effect to the non-recurring charges referred to below).

          The following table represents the unaudited pro forma statements of operations of the Company after the predecessor business for the fiscal year 1995 and 1996, assuming the Acquisition occurred on January 1, 1995. These pro forma statements do not reflect the anticipated benefits to be derived in the future from the Company's 1996 employee reduction programs.

          The pro forma financial data reflects other charges in 1996 of $11.8 million representing principally severance costs for the general headcount reduction, in Europe and North America, the closure of the Company's Westerville, Ohio manufacturing facility, and the realignment of the analytical and precision balance business in Switzerland.


                                         PRO FORMA
                                  YEARS ENDED DECEMBER 31,
                                       (In thousands)

                                    1995           1996
                                -------------  -------------
Net sales....................        $850,415       $849,133
Cost of sales................         508,089        499,865
                                -------------  -------------
  Gross profit...............         342,326        349,268
                                -------------  -------------
Research and development.....          54,542         50,049
Selling, general and
  administrative.............         250,627        248,337
Amortization.................           4,687          4,687
Other charges (income), net..            (701)        11,764
                                -------------  -------------

  Earnings before interest
   and taxes.................          33,171         34,431
Interest expense.............          38,715         38,715
Financial expense (income)
  net........................          (3,742)         2,272
                                -------------  -------------
  Loss before taxes and
   minority interest.........          (1,802)       (6,556)

Provision for taxes..........           2,826          (738)
Minority interest............             768           545
                                -------------  -------------
Net loss.....................         $(5,396)      $(6,363)
                                =============  =============

          In addition in accordance with U.S. GAAP, the Company has allocated a portion of the purchase price to in-process research and development projects that have economic value and to the revaluation of inventories to fair values. Approximately $114.1 million has been allocated to in-process research and development and has been charged to expense in the fourth quarter of 1996. Approximately $32.2 million has been allocated to the revaluation of inventories to fair value. Substantially all of such inventories were sold during the period from October 15, 1996 to December 31, 1996. These charges are not reflected in the above table due to their unusual, non-recurring nature.

TAXES

          The Company is subject to taxation in many jurisdictions throughout the world. The Company's effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which the Company transfers funds between jurisdictions and income is repatriated, and future changes in law. Generally, the tax liability for each legal entity is determined either (i) on a non-consolidated basis or (ii) on a consolidated basis only with other entities incorporated in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated affiliated entities. As a result, the Company may pay income taxes in certain jurisdictions even though the Company on an overall basis incurs a net loss for the period.

ENVIRONMENTAL MATTERS

          The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates.
The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad. The Company does not currently anticipate any material capital expenditures for environmental control technology. Some risk of environmental liability is inherent in the Company's business, and there can be no assurance that material environmental costs will not arise in the future. However, the Company does not anticipate any material adverse effect on its results of operations or financial condition as a result of future costs of environmental compliance. See Part 1, Item 1 "Business-- Environmental Matters."

INFLATION

          Inflation can affect the costs of goods and services used by the Company. The competitive environment in which the Company operates limits somewhat the Company's ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which the Company incurs the major portion of its costs and other countries in which the Company sells its products, which may limit the Company's ability to recover increased costs, if not offset by future increase of selling prices. The Company's growth strategy includes expansion in Latin America and China, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on the Company's operating results. However, as the Company's presence in Latin America and China increases, these inflationary conditions could have a greater impact on the Company's operating results.

SEASONALITY

          The Company's business has historically experienced a slight amount of seasonal variation, with sales in the first fiscal quarter slightly lower than, and sales in the fourth fiscal quarter slightly higher than, sales in the second and third fiscal quarters. This trend has a somewhat greater effect on income from operations than on net sales due to the effect of fixed costs.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

          The Company enters into currency forward and option contracts primarily as a hedge against anticipated foreign currency exposures and not for speculative purposes. Such contracts, which are types of financial derivatives, limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting unrealized gains and losses being recognized in financial income or expense, as appropriate.

          The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its foreign currency forward and option contracts. The Company has no reason to believe, however, that such counterparties will not be able to fully satisfy their obligations under these contracts. At December 31, 1996, the Company had contracts maturing during 1997 to sell the equivalent of approximately $135.0 million in various currencies in exchange for Swiss francs. These contracts were used to limit its exposure to foreign currency fluctuations on anticipated future cash flows, primarily for the delivery of United States dollars, German marks, French francs, British pounds and Japanese yen in exchange for Swiss francs. At December 31, 1996, the fair value of such financial instruments, which the Company recognized as net unrealized losses, was approximately $5.1 million.

NEW ACCOUNTING STANDARDS

          Beginning January 1, 1996 the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of SFAS 121 had no effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

          This Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, potential cost savings from planned employee reductions and the realignment of the analytical and precision balance business in Switzerland, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words, "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of newinformation, future events or otherwise. The following risks could cause actual results to differ materially from historical results or those anticipated:

     Effect Of Substantial Indebtedness On Operations And
          Liquidity

          The Credit Agreement and the Indenture contain a number of covenants that restrict the Companies operations. See "Liquidity and Capital Resources". The Company's ability to comply with the covenants and restrictions contained in the Credit Agreement and the Indenture may be affected by events beyond its control, including prevailing economic, financial and industry conditions.

          The Company's high degree of leverage could have important consequences including but not limited to the following: (i) the Company's ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on the Notes and borrowings under the Credit Agreement and other indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in research and development and capital spending; (iii) certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates; and (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a relative competitive disadvantage and may make the Company more vulnerable to a downturn in general economic conditions or its business or changing market conditions and regulations.

     Restrictions On Operations Under Credit Agreement And
          Indenture

          In connection with the Acquisition, the Company incurred a significant amount of indebtedness. At December 31, 1996, the Company's consolidated indebtedness (excluding unused commitments) was approximately $454.2 million and its shareholder's equity was approximately $12.4 million. On a pro forma basis giving the effect to the Acquisition, the Company's ratio of earnings to fixed charges for the year ended December 31, 1996 would have been 1.5x. The Company has additional borrowing capacity on a revolving credit basis under the Credit Agreement and under local working capital facilities. The Company will be required to make semiannual scheduled principal payments on the term loans under the Credit Agreement commencing in March 1997. The Company's ability to comply with the terms of the Indenture and the Credit Agreement, to make cash payments with respect to the Notes and under the Credit Agreement and to satisfy its other debt or to refinance any of such obligations will depend on the future performance of the Company, which, in turn, is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond its control.

     Risk Of Currency Fluctuations

          The Company is subject to risks and uncertainties resulting from changes in currency exchange rates. For a discussion of these risks, see "Effect of Currency or Results of Operations."

     Risks Associated With International Operations

          The Company does business in numerous countries, including emerging markets in Asia and Latin America. In addition to currency risks discussed above, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. The Company plans to increase its presence in Latin American countries and China. As a result, inflationary conditions in these countries could have an increasingly significant effect on the Company's operating results.

          The conversion into foreign currency of funds earned in local currency through the Company's operations in the People's Republic of China and the repatriation of such funds require certain governmental approvals. Failure to obtain such approvals could result in the Company being unable to convert or repatriate earnings from its Chinese operations, which may become an increasingly important part of the Company's international operations.

     Competition; Improvements In Technology

          The markets in which the Company operates are highly competitive. Weighing markets are fragmented both geographically and by application, particularly the industrial and food retailing market. As a result, the Company competes with numerous regional or specialized competitors, many of which are well-established in their markets. Some competitors are divisions of larger companies with potentially greater financial and other resources than the Company. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets.

          The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages.

     Significant Sales To Pharmaceutical And Chemical
          Industries

          The Company's products are used extensively in the pharmaceutical and chemical industries. Consolidation in these industries has had an adverse impact on the Company's sales in recent years. A prolonged downturn or any additional consolidation in these industries could adversely affect the Company's operating results.

     Reliance On Key Management

          Robert F. Spoerry has an employment contract with the Company and it is anticipated that all of the key management employees will have employment contracts with the Company. In addition, various members of management own a portion of the shares of nonvoting capital stock of MT Investors and will have options to purchase additional shares of such nonvoting capital stock. Nonetheless, there is no assurance that such individuals will remain with the Company. If, for any reason, such key personnel do not continue to be active in the Company's management, operations could be adversely affected. The Company has no key man life insurance policies with respect to any of its senior executives.

     Environmental Matters

          The Company is subject to various environmental laws and regulations in the jurisdiction in which it operates. For a discussion of risks relating to environmental matters, see
"Environmental Matters" above Part I, Item 1,
"Business-Environmental Matters."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this item are set forth on pages F-1 through F-30 and the related financial schedule is set forth on page S-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are set forth below. All Directors hold office until the annual meeting of Stockholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion thereof. As of April 1, 1997, William Donnelly will serve as Chief Financial Officer of the Company.

NAME                 AGE   POSITION
-------------------- ---   ---------------------------------
Robert F. Spoerry    41    President and Chief Executive Officer
                           and Director
Fred Ort             54    Head, Finance and Control
Karl M. Lang         50    Head, Laboratory Division
Lukas Braunschweiler 40    Head, Industrial and Retail (Europe)
John D.  Robechek    48    Head, Industrial and Retail
                           (Americas)
Peter Burker         51    Head, Human Resources
Thomas Rubbe         42    Head, Logistics and Information
                           Systems
Thomas P.  Salice    36    Director
Alan W. Wilkinson    41    Director

          Robert F. Spoerry has been President and Chief Executive Officer since 1993. He served as Head, Industrial and Retail (Europe) from 1987 to 1993. Mr. Spoerry has been a Director since the formation of MT Acquisition Corp. in July 1996.

          Fred Ort has been Head, Finance and Control since
1973.

          Karl M. Lang has been Head, Laboratory Division since 1994. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Company's Asian operations.

          Lukas Braunschweiler has been Head, Industrial and Retail (Europe) since 1995. From 1992 until 1995, he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to August 1992 he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery.

          John D. Robechek has been Head, Industrial and Retail (Americas) and President of Mettler-Toledo, Inc., a U.S.-based subsidiary of the Company, since 1995. From 1990 through 1994 he served as Senior Vice President and managed all of the Company's U.S. subsidiaries.

          Peter Burker has been Head, Human Resources since
1994.  From 1992 to 1994 he was Mettler-Toledo's General
Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

          Thomas Rubbe has been Head, Logistics and
Information Systems since 1995. From 1990 to 1995, he was head of Controlling, Finance and Administration with the Company's German marketing organization.

          Thomas P. Salice has been a Director since the formation of MT Acquisition Corp. in July 1996. He is a
Managing Director of AEA Investors and has been associated with AEA Investors since June 1989. Mr. Salice is also a
Director of Waters Corporation.

          Alan W. Wilkinson has been a Director since the formation of MT Acquisition Corp. in July 1996. He has been a Managing Director of AEA Investors since September 1989.
Prior to his association with AEA Investors, Mr. Wilkinson was a Vice President in the Merchant Banking and Mergers and Acquisitions divisions of Lehman Brothers Inc., an investment banking firm.

          Messrs. Spoerry, Salice and Wilkinson are directors of the Registrant. Mr. Spoerry is President and Chief
Executive Officer of the Registrant and Mr. Ort is Head,
Finance and Control.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid to or accrued for services performed by the Company's Chief Executive Officer and the four other most highly compensated executives (collectively, the "Named Executives") for the years ended December 31, 1995 and 1996.

                SUMMARY COMPENSATION TABLE (1)

                                                                           LONG TERM
                                                                           COMPENSATION
                                             ANNUAL COMPENSATION           -----------
                                        -------------------------------    SECURITIES
                                                              OTHER ANNUAL UNDERLYING     ALL OTHER
   NAME AND PRINCIPAL POSITION    YEAR   SALARY     BONUS(2)  COMPENSATION OPTIONS (#)  COMPENSATION
----------------------------------------------------------------------------------------------------

Robert F. Spoerry President and    1996  $435,135   $276,521  $8,857(3)       83,279    $  124,431
  Chief Executive Officer........  1995   289,343     85,871        -            300(4)     54,346(5)
Fred Ort Head, Finance and         1996   207,221     99,325        -          6,246        52,745
  Control........................  1995   227,284     69,701        -            -          70,804(5)
Karl M. Lang Head, Laboratory....  1996   212,997     88,375        -         16,656        61,901
                                   1995   228,427     38,071        -            -          60,321(5)
Lukas Braunschweiler Head,         1996   210,893     66,162        -         16,656        62,482
Industrial and Retail (Europe)...  1995   228,427     25,381        -            -          50,460(5)
John D. Robechek Head, Industrial 1996   233,754     88,137        -         16,656         6,215
  and Retail (Americas)..........  1995   225,000     40,563        -            -           6,168(6)

------------------

(1) Amounts paid in Swiss francs (all amounts except those paid to Mr. Robechek) converted to U.S. dollars at a rate of SFr 1.182 to U.S. $1.00 for 1995 and SFr 1.2355 to U.S. $1.00
for 1996, in each case the average exchange rate during such year.
(2) Does not include Ciba bonuses to the Named Executives for services rendered to Ciba in connection with its efforts to sell the Company.
(3) Represents additional compensation paid to fully offset, after payment of all taxes and social security contributions, interest charged to Mr. Spoerry on a loan to Mr. Spoerry from Mettler-Toledo AG, a subsidiary of the Company. See Item 13.
(4) Option to purchase the specified number of shares of Ciba common stock at an exercise price of SFr 750 ($665 at the date of grant) per share. The fair market value at the date of grant was SFr 764 ($678) per share.
(5) Represents Company contributions to the Mettler-Toledo Fonds (a Swiss pension plan similar to a defined contribution plan under U.S. law). Fifty percent of the amount shown is a required employee contribution under the plan which the Company has contributed on behalf of the Named Executives, and the other 50% is a required matching employer contribution.
(6) Includes $1,024 for the value of group life insurance over $50,000, $4,500 for the Company's contribution to Mr. Robechek's 401(k) plan account and $644 for Mr. Robechek's profit sharing payout under the Company's Performance Dividend Plan.


                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             INDIVIDUAL GRANTS
                                             -----------------
                        NUMBER OF      % OF TOTAL                                  POTENTIAL REALIZABLE VALUE
                        SECURITIES    OPTIONS/SARS    EXERCISE/                    AT ASSUMED ANNUAL RATES OF
                        UNDERLYING     GRANTED TO        BASE                     STOCK PRICE APPRECIATION FOR
                       OPTIONS/SARS   EMPLOYEES IN      PRICE        EXPIRATION        OPTION/SAR TERM (2)
                                                                                  ----------------------------
        NAME          GRANTED(#)(1)   FISCAL YEAR       ($/SH)          DATE          5%($)         10%($)
--------------------- -------------  -------------  -------------  -------------  -------------  -------------
Robert F. Spoerry         83,279         29.85           100            2006        5,237,372      13,272,528
Fred Ort                   6,246          2.24           100            2006          392,808         995,452
Karl M. Lang              16,656          5.97           100            2006        1,046,858       2,652,944
Lukas Braunschweiler      16,656          5.97           100            2006        1,046,858       2,652,944
John D. Robechek          16,656          5.97           100            2006        1,046,858       2,652,944

(1) All Options are to purchase shares of Class A Common Stock of MT Investors, which owns 100% of the capital stock of the Registrant.
(2) The assumed annual rates of appreciation over the term of the option are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock appreciation price.


           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
              AND OPTION/SAR VALUES AS OF DECEMBER 31, 1996

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                         OPTIONS/SARS AT FISCAL      IN-THE-MONEY OPTIONS/SARS
                           SHARES                               YEAR-END                 AT FISCAL YEAR-END
                         ACQUIRED ON       VALUE                  (#)                         ($)(1)
                          EXERCISE       REALIZED     ----------------------------  ----------------------------
         NAME                (#)            (#)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------  -------------  -------------  -------------  -------------  -------------  -------------
Robert F. Spoerry             0              0              0           83,279            0              0
Fred Ort                      0              0              0            6,246            0              0
Karl M. Lang                  0              0              0           16,656            0              0
Lukas Braunschweiler          0              0              0           16,656            0              0
John D. Robechek              0              0              0           16,656            0              0

-----------------
(1) There is no market value for the Class A Common Stock of MT Investors. Estimated value, as determined by the management of MT Investors, at December 31, 1996 does not exceed the exercise price.



EMPLOYMENT AGREEMENTS; STOCK OPTIONS; MANAGEMENT EQUITY

          Mettler-Toledo AG, a subsidiary of the Company, entered into an employment agreement (the "Agreement") with Robert F. Spoerry (the "Executive") dated as of October 30, 1996. The Agreement provides for annual base salary of SFr 560,000 ($435,135 at December 31, 1996), which may be increased from time to time in accordance with the Company's normal business practices, and for participation in the Company's bonus plan. In addition, the Agreement provides for payment of the amount necessary, after payment of all taxes and social security contributions, to fully offset the interest charged to the Executive on a certain loan to the Executive. See Part III, Item 13 "Certain Relationships and Related Transactions" for a description of the loan. The Agreement prohibits the Executive from competing with the Company for a period of twenty-four months after termination of employment. The Agreement may be terminated without cause, on thirty-six months notice during which period the Executive is entitled to full compensation under the Agreement.

          The Company expects to negotiate new employment agreements with the other Named Executives. Base salary of executive officers under these agreements in the aggregate will not be materially different from historical practice.
The agreements will also include bonuses contingent on meeting performance objectives in amounts to be determined.

COMPENSATION OF DIRECTORS

          All members of the Board of Directors of the Company are officers of the Company or employees of AEA Investors and will not receive additional compensation for being on the Board or its committees.

RETIREMENT PLANS

          Mr. Robechek is covered under two pensions plans, the Mettler-Toledo Retirement Plan and the Mettler-Toledo Supplemental Retirement Income Plan. Benefits under these plans are determined by career average compensation rather than final compensation. The annual accrual for each year under both plans is the difference of 2% of annual compensation in a plan year and 0.6% of the lesser of annual compensation or covered compensation (defined under the plans as the average of the Social Security Taxable Wage Bases in effect for each calendar year during the 35-year period ending on the last day of a given plan year). The Mettler-Toledo Retirement Plan includes all compensation up to the qualified plan limitations under the Internal Revenue Code of 1986, as amended ($150,000 per year in 1996) and the Mettler-Toledo Supplemental Retirement Income Plan pays for benefits in excess of these limits. The accrued annual benefit payable to Mr. Robechek under the Mettler-Toledo Retirement Plan is $45,693 and the accrued annual benefit under the Mettler-Toledo Supplemental Plan is $11,329, for a total annual retirement benefit of $57,022.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          All of the capital stock of the Registrant is directly owned by MT Investors. All of the voting capital stock of MT Investors is owned by AEA Investors, certain of its investor-shareholders and Ciba. The following table sets forth information with respect to the beneficial ownership of the capital stock of MT Investors by (i) each director of the Company, (ii) the Named Executives and (iii) all directors and executive officers of the Company as a group:




                                    CLASS A NON-VOTING  CLASS C NON-VOTING
                                     COMMON STOCK (1)    COMMON STOCK (1)
                                    ------------------  ------------------
                                    NUMBER OF   % OF    NUMBER OF   % OF
NAME AND ADDRESS                     SHARES     CLASS    SHARES     CLASS
-------------------------------     --------   ------    ------    ------
DIRECTORS AND EXECUTIVE OFFICERS:
 Robert F. Spoerry.................   26,873     1.4%      7,678     1.4%
 Fred Ort..........................    4,726       *       1,350       *
 Karl M. Lang......................    4,726       *       1,350       *
 Lukas Braunschweiler..............    4,726       *       1,350       *
 John D. Robechek.................     4,055       *       1,159       *
 Thomas P. Salice (2).............     3,701       *      36,007     6.7
 Alan W. Wilkinson (2)............     3,701       *      36,007     6.7
 All directors and executive
  officers as a group (9 persons)..   60,891     3.2%     87,296    16.2%

-----------------
*      Less than 1%
(1) No director or executive officer owns any of the Class B voting common stock of MT Investors. AEA Investors owns 49.0% of the Class B voting common stock of MT Investors.
(2) Includes shares held by, or in trust for, members of such individual's family for which Messrs. Salice and Wilkinson disclaim beneficial ownership. Does not include shares held by AEA Investors, of which Messrs. Salice and Wilkinson are officers.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          AEA Investors and the Company have entered into a Management Agreement pursuant to which AEA Investors provides management, consulting and financial services to the Company. Services are expected to be provided in such areas as the preparation and evaluation of strategic, operating, financial and capital plans and the development and implementation of compensation and other incentive programs. Such services will be provided by the managing directors and professional staff of AEA Investors. In consideration of such services, AEA Investors is entitled to an annual fee of $1.0 million, plus reimbursement for certain expenses and indemnification against certain liabilities. The agreement further provides that in the event the Company employs any employee of AEA Investors as an officer of the Company or otherwise, and such employment includes a substantial amount of such employee's time, the Company will compensate such employee at a reasonable rate. The Company believes that the terms of these management arrangements are as favorable as could be obtained from an unaffiliated third party. In connection with the Acquisition and in consideration of services by AEA Investors in arranging, structuring and negotiating the terms of the Acquisition and the related financing transactions, the Company paid AEA Investors a transaction fee of $5.5 million and reimbursed AEA Investors for certain related expenses.

          Management and other employees of the Company have contributed approximately $12 million of the equity of MT Investors. For information regarding the number of shares purchased by each Named Executive, see Item 12 "Security Ownership of Certain beneficial Owners and Management." Each share of Class A Common Stock was purchased for $100 per share and each share of Class C Common Stock was purchased for nominal consideration.

          On October 7, 1996, in order to fund a portion of the purchase price for the shares purchased by Mr. Spoerry, Mettler-Toledo AG entered into a Loan Agreement with Mr. Spoerry, in the amount of SFr 1.0 million ($742,000 at December 31, 1996). The loan bears interest at a rate of 5% and is payable upon demand, which may not be made until seven years after the date of the loan.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON
          FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1.   Financial Statements.  See Index to
Consolidated Financial Statements and Financial Statement
Schedules included on page F-1.

          2. Financial Statement Schedule. See Schedule I - included on page S-1.

          3. List of Exhibits. See Index of Exhibits included on page E-1.

     (b)  Reports on Form 8-K:

          The Registrant filed a report on Form 8-K on October 30, 1996 to report the consummation of the acquisition of the Mettler-Toledo Group on October 15, 1996. The Form 8-K attached and incorporated by reference to the Company's final prospectus filed pursuant to Rule 424(b) and constituting part of the Registration Statement, as amended on Form S-1 (Commission File no. 333-09621), the financial statements and pro-forma financial information required by Item 7(a) -- "Financial Statements" and Item 7 (b) -- "Pro Forma Financial Information".

                          SIGNATURES


          Pursuant to the requirements of Section 13 or
Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Mettler-Toledo Holding Inc.
                                             (Registrant)

Date:  March 21, 1997              By:  /s/ Robert F. Spoerry
                                       -----------------------------
                                       Robert F. Spoerry
                                       President and
                                       Chief Executive Officer


          Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                Title                   Date
      ---------                -----                   ----
/s/ Robert F. Spoerry   President and Chief       March 21, 1997
---------------------  Executive Officer and
  Robert F. Spoerry           Director

     /s/ Fred Ort        Head, Finance and        March 21, 1997
---------------------    Control (Principal
      Fred Ort             financial and
                        accounting officer)

 /s/ Thomas P. Salice         Director            March 21, 1997
---------------------
  Thomas P. Salice

/s/ Alan W. Wilkinson         Director            March 21, 1997
---------------------
  Alan W. Wilkinson

                       INDEX OF EXHIBITS


                                                   PAGE NUMBER OR
EXHIBIT NO.           DESCRIPTION            INCORPORATION BY REFERENCE
-----------           ------------           --------------------------

    2.1      Stock Purchase Agreement        Filed as Exhibit 2.1 to the
             between AEA-MT Inc., AG fur     Registration Statement, as
             prazisionsinstrumente and Ciba- amended, on Form S-1, of
             Geigy AG, as amended            the Company (Reg. No. 33-
                                             09621) and incorporated
                                             herein by reference

    3.1      Certificate of Incorporation    Filed as Exhibit 3.3 to the
             of Mettler-Toledo Holding Inc.  Registration Statement, as
                                             amended, on Form S-1 (Reg.
                                             No. 33-09621) and
                                             incorporated herein by
                                             reference

    3.2      By-laws of Mettler-Toledo       Filed as Exhibit 3.4 to the
             Holding Inc.                    Registration Statement, as
                                             amended, on Form S-1 (Reg.
                                             No. 33-09621) and
                                             incorporated herein by
                                             reference

    4.1      Indenture dated as of October   Filed as Exhibit 4.1 to the
             15, 1996, among MT Acquisition  Current Report on Form 8-K
             Corp., as Issuer, Mettler-      of the Registrant dated
             Toledo Holding Inc., as Note    October 30, 1996 and
             Guarantor, and United States    incorporated herein by
             Trust Company of New York, as   reference
             Trustee

    4.2      First Supplemental Indenture    Filed as Exhibit 4.2 to the
             dated as of October 15, 1996,   Current Report on Form 8-K
             among Mettler-Toledo, Inc.,     of the Registrant dated
             Mettler-Toledo Holding Inc.,    October 30, 1996 and
             as Note Guarantor, and United   incorporated herein by
             States Trust Company of New     reference
             York, as Trustee

   10.1      Credit Agreement, dated as of   Filed as Exhibit 99.1 to
             October 15, 1996, between MT    the Current Report on Form
             Acquisition Corp. and Mettler-  8-K of the Registrant dated
             Toledo Holding AG, as           October 30, 1996 and
             borrowers, and Merrill Lynch    incorporated herein by
             Capital Corporation, as         reference
             document agent and the lenders
             party thereto

   10.2      Credit Agreement Amendment No.
             1 dated as of January 14, 1997
             between MT Acquisition,
             Mettler-Toledo Holding Inc.
             and Mettler-Toledo Holding,
             AG, as borrowers, and Merrill
             Lynch & Co., Merrill Lynch,
             Pierce Fenner & Smith Inc., as
             document agent and the lenders
             party thereto

   10.3      Management Consulting
             Agreement dated as of October
             15, 1996 between Mettler-
             Toledo, Inc. and AEA
             Investors Inc.

   10.4      Employment Agreement between
             Robert F. Spoerry and Mettler-
             Toledo AG, dated as of
             October 30, 1996


   10.5      Loan Agreement between Robert
             F. Spoerry and Mettler-Toledo
             AG, dated as of October 7,
             1996

   10.6      MT Investors Inc. Stock
             Option Plan

   10.7      Mettler Toledo Performance -
             Oriented Bonus System (POBS),
             effective as of 1993

   10.8      Mettler Toledo POBS Plus --
             Incentive Scheme for Senior
             Management of Mettler Toledo,
             dated as of November 4, 1996

   21.1      Subsidiaries of the Company

   27.1      Financial Data Schedule


                   METTLER-TOLEDO HOLDING INC.

                  INDEX TO FINANCIAL STATEMENTS

                                                        PAGE
                                                        ----

Independent Auditors' Report                             F-2

Consolidated Balance Sheets as of December 31,
1995 and 1996                                            F-3

Consolidated Statements of Operations for the
years ended December 31, 1994 and 1995 and for the
period January 1, 1996 to October 14, 1996 and for
the period October 15, 1996 to December 31, 1996         F-4

Consolidated Statements of Changes in Net
Assets/Shareholders' Equity for the years
ended December 31, 1994 and 1995 and for the
period January 1, 1996 to October 14, 1996 and
for the period October 15, 1996 to December 31,
1996                                                     F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 1994 and 1995 and
for the period January 1, 1996 to October 14,
1996 and for the period October 15, 1996 to
December 31, 1996                                       F-6

Notes to Consolidated Financial Statements              F-8

Financial Statement Schedule                            S-1



                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mettler-Toledo Holding Inc.

We have audited the accompanying consolidated balance sheets of Mettler-Toledo Holding Inc. and subsidiaries (as defined in Note 1 to the consolidated financial statements) as of December 31, 1995 and 1996 and the related consolidated statements of operations, net assets/shareholders' equity and cash flows for each of the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to October 14, 1996, the Predecessor periods, and for the period October 15, 1996 to December 31, 1996, the Successor period. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mettler-Toledo Holding Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to October 14, 1996, the Predecessor periods, and for the period October 15, 1996 to December 31, 1996, the Successor period, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As more fully described in Note 1 to the consolidated financial statements, Mettler-Toledo Holding Inc. and subsidiaries were acquired as of October 15, 1996 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the Successor period are presented on a different basis of accounting than that of the Predecessor periods, and therefore are not directly comparable.

KPMG Fides Peat

Zurich, Switzerland
March 11, 1997


                   METTLER-TOLEDO HOLDING INC.
                   CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share data)
                                           Predecessor   Successor
                                           -----------   ---------
                                           December 31, December 31,
                                              1995          1996
                                              ----         -----
                 ASSETS
Current assets:
 Cash and cash equivalents                 $  41,402    $  60,696
 Due from Ciba and affiliates                 33,072           --
 Trade accounts receivable,
  less allowances of $9,292
  in 1995 and $8,388 in 1996                 159,218      151,161
 Inventories                                 110,986      102,526
 Deferred taxes                                6,180        7,565
 Other current assets                         21,469       17,268
                                           ---------    ---------
     Total current assets                    372,327      339,216

Property, plant and equipment,
 net                                         241,018      255,292
Excess of cost over net assets
 acquired, net of accumulated
 amortization of $17,268 in
 1995 and $982 in 1996                        84,425      135,490
Long-term deferred taxes                      14,312        3,916
Other assets                                  12,012       37,974
                                           ---------    ---------
     Total assets                          $ 724,094    $ 771,888
                                           =========    =========

         LIABILITIES AND NET ASSETS/SHAREHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                    $  34,389    $  32,797
 Accrued and other
  liabilities                                107,118      115,314
 Taxes payable                                11,737       17,580
 Deferred taxes                                7,698        9,132
 Bank and other loans                         29,513       80,446
 Notes payable to Ciba and
  affiliates                                  91,132           --
                                           ---------    ---------
     Total current liabilities               281,587      255,269
Long-term debt payable to Ciba
 and affiliates                              145,097           --
Long-term debt due to third
 parties                                       3,621      373,758
Long-term deferred taxes                      13,502       30,467
Other long-term liabilities                   84,303       96,810
                                           ---------    ---------

     Total liabilities                       528,110      756,304
Minority interest                              2,730        3,158
Net assets/shareholders'
 equity:
  Common stock, $1.00 par
   value, authorized 1,000
   shares; issued 1,000 in
   1996                                           --            1
  Additional paid-in capital                      --      188,108
  Accumulated deficit                             --     (159,046)
  Capital employed                           162,604           --
  Currency translation
   adjustment                                 30,650      (16,637)
                                          ----------    ---------
     Total net assets/
      shareholders' equity                   193,254       12,426
                                          ----------    ---------

Commitments and contingencies
Total liabilities and net
 assets/shareholders' equity              $  724,094    $ 771,888
                                          ==========    =========


See the accompanying notes to the consolidated financial statements


                   METTLER-TOLEDO HOLDING INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands)
                                     Predecessor               Successor
                         ------------------------------------ -----------
                                                    For the     For the
                           Twelve      Twelve       period      period
                           months      months     January 1,  October 15,
                            ended       ended       1996 to     1996 to
                          December    December    October 14,  December
                          31, 1994    31, 1995       1996      31, 1996
                         ------------------------------------ -----------
Net sales                $  769,136  $  850,415   $  662,221   $  186,912
Cost of sales               461,629     508,089      395,239      136,820
                         ----------  ----------   ----------  -----------
  Gross profit              307,507     342,326      266,982       50,092

Research and development     47,994      54,542       40,244        9,805
Selling, general and
 administrative             224,978     248,327      186,898       59,353
Amortization                  6,437       2,765        2,151        1,065
Purchased research and
 development                     --          --           --      114,070
Other charges (income),
 net                         (2,852)       (701)       1,872        9,892
                         ----------  ----------   ----------  -----------

  Earnings (loss) before
   interest and taxes        30,950      37,393       35,817    (144,093)
Interest expense             13,307      18,219       13,868        8,738
Financial expense
 (income), net               (4,864)     (8,630)      (3,204)       7,245
                         ----------  ----------   ----------  -----------

  Earnings (loss) before
   taxes and minority
   interest                 22,507      27,804       25,153    (160,076)
Provision for taxes          8,676       8,782       10,055        (938)
Minority interest              347         768          637         (92)
                        ----------  ----------   ----------  -----------

Net earnings (loss)      $  13,484   $  18,254    $  14,461  $  (159,046)
                        ==========  ==========   ==========  ===========

See the accompanying notes to the consolidated financial statements



                   METTLER-TOLEDO HOLDING INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN NET
                   ASSETS/SHAREHOLDERS' EQUITY
                         (in thousands)

                                           Predecessor
                              ----------------------------------
                              For the twelve month periods ended
                              December 31, 1994 and 1995 and for
                               the period January 1, 1996 to
                                     October 14, 1996
                              ----------------------------------

                                            Currency
                               Capital    Translation
                               Employed    Adjustment      Total
                               --------    ----------      -----
Net assets at December
 31, 1993                  $  202,643    $  (9,122)   $  193,521
Capital transactions with
 Ciba and affiliates            2,002            --        2,002
Net earnings                   13,484            --       13,484
Change in currency
 translation adjustment            --        19,187       19,187
                            ---------     ---------   ----------
Net assets at December
 31, 1994                     218,129        10,065      228,194
Capital transactions with
 Ciba and affiliates          (73,779)           --      (73,779)
Net earnings                   18,254            --       18,254
Change in currency
 translation adjustment            --        20,585       20,585
                            ---------     ---------   ----------
Net assets at December
 31, 1995                     162,604        30,650      193,254
Capital transactions with
 Ciba and affiliates          (88,404)           --      (88,404)
Net earnings                   14,461            --       14,461
Change in currency
 translation adjustment            --        (6,538)      (6,538)
                            ---------     ---------   ----------
Net assets at October 14,
 1996                       $  88,661     $  24,112   $  112,773
                            =========     =========   ==========


                                                              Successor
                              --------------------------------------------------------------------------
                                      For the period from October 15, 1996 to December 31, 1996
                              --------------------------------------------------------------------------
                                               Additional                     Currency
                                  Common        Paid-in      Accumulated    Translation
                                  Stock         Capital        Deficit       Adjustment       Total
                              -------------- -------------- -------------- -------------- --------------
Balance at October 14, 1996         $1             $     --     $       --      $    --     $        1
Capital contribution                --              188,108             --           --        188,108
Net loss                            --                   --       (159,046)          --       (159,046)
Change in currency
translation  adjustment             --                   --             --       (16,637)      (16,637)
                               -----------     ------------     ----------    ----------    ----------

Balance at December 31, 1996        $1             $188,108     $ (159,046)     $(16,637)   $   12,426
                               ===========     ============     ==========    ==========    ==========

See the accompanying notes to the consolidated financial statements


                                 METTLER-TOLEDO HOLDING INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                              Predecessor                     Successor
                              Twelve months  Twelve months  For the period  For the period
                                  ended          ended      January 1, 1996  October 15,
                              December 31,   December 31,   to October 14,     1996 to
                                  1994           1995            1996        December 31,
                                                                                 1996
Cash flows from operating
 activities:
 Net earnings (loss)            $  13,484     $  18,254       $  14,461    $   (159,046)
 Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operating
  activities:
  Depreciation                     27,681        30,598          19,512           7,925
  Amortization                      6,437         2,765           2,151           1,065
  Write-off of purchased
   research and development
   and cost of sales
   associated with
   revaluation of inventories          --            --              --         146,264
  Net gain on disposal of
   long-term assets                (1,396)       (1,053)           (768)             --
  Deferred taxes                      740          (551)         (1,934)         (4,563)
  Minority interest                   347           768             637             (92)
  Increase (decrease) in cash
   resulting from changes in:
   Trade accounts receivable,
     net                           (7,410)       (9,979)          9,569         (10,159)
   Inventories                       (574)         (607)          1,276           3,350
   Other current assets             1,636        (3,058)         14,748         (10,605)
   Trade accounts payable          (1,123)        1,437          (3,065)          3,415
   Accruals and other
     liabilities, net              (5,728)       13,095           5,948          32,030
                                ---------     ---------       ---------       ---------
     Net cash provided by
      operating activities         34,094        51,669          62,535           9,584
                                ---------     ---------       ---------       ---------
Cash flows from investing
 activities:
 Proceeds from sale of
  property, plant and
  equipment                        12,454         4,000           1,606             736
 Purchase of property, plant
  and equipment                   (24,916)      (25,858)        (16,649)        (11,928)
 Acquisition of Mettler-
  Toledo from Ciba                     --            --              --        (314,962)
 Investments in other long
  term assets, net                    162        (7,484)         (1,632)          4,857
                                 --------      --------        --------        --------
     Net cash used in
      investing activities        (12,300)      (29,342)        (16,675)       (321,297)
                                ---------     ---------       ---------       ---------
Cash flows from financing
 activities:
 Borrowings of third party
  debt                                 --         3,983              --         414,170
 Repayments of third party
  debt                               (311)           --         (13,464)             --
 Capital contribution from MT
  Investors                            --            --              --         188,108
 Ciba and affiliates
  borrowings (repayments)          (9,187)      (15,693)        (26,589)       (184,666)
 Capital transactions with
  Ciba and affiliates               2,002       (37,361)         (7,716)        (80,687)
                                ---------     ---------       ---------       ---------
     Net cash provided by
      (used in) financing
      activities                   (7,496)      (49,071)        (47,769)        336,925
                                ---------     ---------       ---------       ---------
Effect of exchange rate
 changes on cash and cash
 equivalents                       10,040         4,344          (3,394)           (615)
                                ---------     ---------       ---------       ---------
Net increase (decrease) in
 cash and cash equivalents         24,338       (22,400)         (5,303)         24,597
Cash and cash equivalents:
 Beginning of period               39,464        63,802          41,402          36,099
                                ---------     ---------       ---------       ---------
End of period                   $  63,802     $  41,402       $  36,099       $  60,696
                                =========     =========       =========       =========

Supplemental disclosures of
 cash flow information:
 Cash paid during the year
  for:
  Interest                      $  13,225     $  18,927        $  6,524       $  17,874
  Taxes                             9,370         9,970           9,385           2,470
Non-cash financing and
 investing activities:
 Due to Ciba for capital
  transactions                         --        36,418              --              --


See the accompanying notes to the consolidated financial statements


                   METTLER-TOLEDO HOLDING INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands unless otherwise stated)


1.   BASIS OF PRESENTATION AND ACQUISITION

     Mettler-Toledo Holding Inc. ("Mettler-Toledo Holding") was formed in July, 1996 by AEA Investors Inc. ("AEA") to effect the acquisition of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly-owned subsidiary, AG fur Prazisionsinstrumente ("AGP"). Mettler-Toledo Holding is a wholly-owned subsidiary of MT Investors Inc. ("MT Investors"). Pursuant to the terms of a stock purchase agreement dated April 2, 1996 between MT Investors, AGP and Ciba, on October 15, 1996 MT Investors acquired the Mettler-Toledo Group in a transaction more fully described below.

     In the accompanying consolidated financial statements the terms "Mettler-Toledo" or the "Company" when used in situations pertaining to periods prior to October 15, 1996 refer to the combined group of businesses sold by Ciba and when used in situations pertaining to periods subsequent to October 15, 1996 refer to Mettler-Toledo Holding Inc. and its consolidated subsidiaries. The combined historical financial information of the business acquired from Ciba prior to the acquisition on October 15, 1996 are referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of acquisition are to as "Successor."

     The accompanying consolidated financial statements have been prepared in accordance with United Sates generally accepted accounting principles.

     MT Investors acquired the Company on October 15, 1996 from a subsidiary of Ciba for cash consideration of SFr. 504,996 (approximately $402,000) including dividends of SFr. 109,406 (approximately $87,100) which were paid to Ciba by the Company in conjunction with the acquisition. In addition, the Company incurred expenses in connection with the acquisition and related financing of approximately $29,000, including approximately $5,500 paid to AEA, and paid approximately $185,000 to settle amounts due to Ciba and affiliates. The Company has accounted for the acquisition using the purchase method of accounting. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the cost of the acquisition over the fair value of the net assets acquired of approximately $137,500 is being amortized over 32 years. Because of this purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of the Predecessor.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had been completed as of the beginning of each of the periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, increased interest expense from the financing of the acquisition and income tax effects. The Company allocated a portion of the purchase price to (i) in-process research and development projects, that have economic value (see Note 2) and (ii) the revaluation of inventories (see
Note 4). These adjustments have not been reflected in the following pro-forma summary due to their unusual and non-recurring nature. This pro forma summary does not necessarily reflect the results of operations as they would have been if the acquisition had been completed as of the beginning of such periods and is not necessarily indicative of the results which may be obtained in the future.

                          Year Ended December 31
                          ----------------------
                         1995               1996
                          ----              ----
     Net sales          $ 850,415        $ 849,133
     Net loss           $  (5,396)       $  (6,363)

The foregoing proforma financial information does not reflect the anticipated benefits to be derived in the future from the Company's 1996 employee reduction programs.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business
     Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufacturers and sells certain related laboratory measurement instruments. The Company's manufacturing facilities are located in Switzerland, the United States, Germany and China. The Company's principal executive offices are located in Greifensee, Switzerland.

     Principles of Consolidation
     The consolidated financial statements include all of the entities of the Company. All intercompany transactions and balances have been eliminated.

     Cash and Cash Equivalents
     Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less.

     Inventories
     Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using the first in, first out (FIFO) or weighted average cost methods and to a lesser extent the last in, first out (LIFO) method.

     Property, Plant and Equipment
     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is charged on a straight line basis over the estimated useful lives of the assets as follows:

     Buildings and improvements  15 to 50 years
     Machinery and equipment     3 to 12 years
     Computer software           3 years
     Leasehold improvements      Shorter of useful life or lease term

     Beginning January 1, 1996 the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of SFAS 121 had no material effect on the consolidated financial statements.

     Excess of cost over net assets acquired
     The excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 32 years being the expected period to be benefited. The Company assesses the recoverability of such amount by determining whether the amortization of the balance over its remaining life can be recovered from the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess of cost over net assets acquired will be impacted if estimated future operating cash flows are not achieved.

     Deferred Financing Costs
     Debt financing costs, which were incurred by the Company in connection with borrowings incurred in connection with the acquisition discussed at Note 1, are deferred and amortized, over the life of the underlying indebtedness using the interest method.

     Taxation
     The Company files its own tax returns in each jurisdiction in which it operates. Prior to the acquisition discussed in Note 1, in certain jurisdictions the Company filed its tax returns jointly with other Ciba subsidiaries. The Company had a tax sharing arrangement with Ciba in these countries to share the tax burden or benefits. Such arrangement resulted in each company's tax burden or benefit equating to that which it would have incurred or received if it had been filing a separate tax return.

     Taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Generally, deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States because it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

     Research and Development
     Research and development costs are expensed as incurred. Research and development costs, including customer engineering (which represents research and development charged to customers and, accordingly, is included in cost of sales), amounted to approximately $55,600, $62,400, $45,100 and $11,100 for the years ended 1994 and 1995 and for the period from January 1, 1996 to October 14, 1996 and for the period from October 15 1996 to December 31, 1996, respectively. In connection with the acquisition discussed in Note 1 the Company allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. Such amount was recorded as an expense in the period from October 15, 1996 to December 31, 1996.

     Currency Translation and Transactions
     The reporting currency for the consolidated financial statements of the Company is the United States dollar (USD). The functional currency for the Company's operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the USD are included in the consolidation by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such non-USD functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated as a separate component of net assets / shareholders' equity. Currency transaction gains or losses arising from transactions of Mettler-Toledo companies in currencies other than the functional currency are included in operations at each reporting period.

     Derivative Financial Instruments
     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments in the form of currency forward and option contracts are entered into by the Company primarily as a hedge against anticipated currency exposures. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting unrealized gains and losses being recognized in financial income or expense, as appropriate.

     Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable, other current assets and current liabilities approximates fair market value because of the short term maturity of these financial instruments. It is not practical to determine the fair value of balances with Ciba due to the related party nature of these financial instruments. See Note 5 and Note 12 for the fair values of the Company's derivative financial instruments and third party debt, respectively. Other financial instruments are not significant to the consolidated financial statements.

     Stock Based compensation
     The Company applies Accounting Principles Board Opinion No.
25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan.

     Concentration of Credit Risk
     The Company's revenue base is widely diversified by geographic region and by individual customer. The Company's products are utilized in many different industries, although extensively in the pharmaceutical and chemical industries. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     Revenue Recognition
     Revenue is recognized when title to a product has transferred or services have been rendered. Revenues from service contracts are recognized over the contract period.

     Use of Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Reclassifications
     Certain reclassifications have been made to the prior year amounts to conform with the current period's presentation.

3.   DUE FROM CIBA AND AFFILIATES, NET

     The amount due from Ciba, net was comprised of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     Cash pool deposits                $  22,239           $  --
     Due from AGP, 6.5%,
      revolving repayment
      terms                               10,833              --
                                       ---------       ---------
                                       $  33,072           $  --
                                       =========       =========

     Prior to the acquisition discussed in Note 1, certain
Mettler-Toledo companies participated in an arrangement with Ciba whereby excess cash was pooled into an account maintained by Ciba. The net deposit with Ciba in connection with this arrangement bore interest at the short-term money market rates available to Ciba.

     Prior to the acquisition Ciba also performed certain limited administrative services on behalf of the Company. The cost of such services, which was not charged to the Company nor included in the consolidated financial statements, was not significant.

4.   INVENTORIES

     Inventories consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                     -------------  -------------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                     -------------  -------------
     Raw materials and parts          $   45,523      $   41,015
     Work-in-progress                     38,191          31,534
     Finished goods                       30,149          29,982
                                       ---------       ---------

                                         113,863         102,531
     LIFO reserve                         (2,877)             (5)
                                       ---------       ---------
                                      $  110,986      $  102,526
                                       =========       =========

     At December 31, 1995 and 1996, 8.8% and 13.2% respectively, of the Company's inventories (certain U.S. companies only) were valued using the LIFO method of accounting. There were no material liquidations of LIFO inventories during the periods presented.

     In connection with the acquisition discussed in Note 1, the Company allocated approximately $32,200 of the purchase price to revalue certain inventories (principally work-in-process and finished goods) to fair value (net realizable value). Substantially all of such inventories were sold during the period from October 15, 1996 to December 31, 1996.

5.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its currency forward and option contracts. The Company has no reason to believe, however, that such counterparties will not be able to fully satisfy their obligations under these contracts.

     At December 31, 1995, the Company had contracts maturing during 1996 to purchase the equivalent of approximately $23,300 and to sell the equivalent of approximately $27,900 in various currencies. At December 31, 1996, the Company had contracts maturing during 1997 to sell the equivalent of approximately $135,000 in various currencies in exchange for Swiss francs. These contracts were used to limit its exposure to currency fluctuations on anticipated future cash flows, primarily for the delivery of United States dollars, German marks, French francs, British pounds and Japanese yen in exchange for Swiss francs.

     At December 31, 1995 and 1996, the fair value of such financial instruments, which the Company recognized as net unrealized gains (losses), was approximately $2,400 and $(5,100) respectively.

6.   OTHER CURRENT ASSETS

     Other current assets consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     Prepaid expenses                  $   4,703       $   5,302
     Other (including in 1995 net
      gains on derivative
      financial instruments)              16,766          11,966
                                       ---------       ---------
                                       $  21,469       $  17,268
                                       =========       =========

7.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----
     Land                              $  31,535       $  63,514
     Buildings and leasehold
      improvements                       186,608         120,173
     Machinery and equipment             237,457          75,675
     Computer software                     5,373           3,067
                                       ---------       ---------
                                         460,973         262,429
     Less accumulated depreciation
      and amortization                  (219,955)         (7,137)
                                       ---------       ---------
                                      $  241,018      $  255,292
                                       =========       =========

8.   OTHER ASSETS

     Other assets consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     Deferred financing fees, net
      of accumulated amortization
      of $820 in 1996                      $  --       $  22,015
     Bank deposits-restricted cash         4,697           5,960
     Secured loans                         2,911           2,805
     Other                                 4,404           7,194
                                       ---------       ---------
                                       $  12,012       $  37,974
                                       =========       =========

     Bank deposits-restricted cash at December 31, 1995 and 1996 principally represented deposits collateralizing a letter of credit given by a financial institution in connection with one of the Company's subsidiaries in the Peoples Republic of China.

9.   BANK AND OTHER LOANS

     Bank and other loans consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     Current maturities of long-
      term debt                        $      --       $   8,968
     Borrowings under revolving
      credit facility                         --          51,928
     Other short-term borrowings          19,408          19,550
     Borrowings under line of
      credit                              10,105              --
                                       ---------       ---------
                                       $  29,513       $  80,446
                                       =========       =========

     The weighted average interest rate at December 31, 1995 on the borrowings under the line of credit was approximately 8.0%. The weighted average interest rate at December 31, 1996 on the borrowings under the revolving credit facility was approximately 4.1%. The Company had available revolving lines of credit and swingline facilities for short-term financing of approximately $75,000 at December 31, 1996 (See Note 12).

10.  ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consisted of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     Accrued payroll and vacation      $   26,400      $   26,239
     Social benefits and payroll
      taxes                                 9,563           9,218
     Severance and other cost
      provisions                            1,890          12,783
     Interest                               4,731           6,858
     Losses on derivative financial
      instruments                              --           5,137
     Other taxes payable                    8,190           5,402
     Warranty                               6,420           6,803
     Other liabilities                     49,924          42,874
                                       ----------      ----------
                                       $  107,118      $  115,314
                                       ==========      ==========

     Warranties on Mettler-Toledo products are generally for one year. The Company provides for warranty costs, which have not been significant, based on historical experience.

11.  DEBT PAYABLE TO CIBA AND AFFILIATES

     The Company's debt obligations to Ciba and affiliates consisted of the following:

     Short-term borrowings are summarized as follows:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------
                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----
      Unsecured notes payable:
       AGP, 4.25%, due February
        29,1996                        $  26,517           $  --
       Due to Ciba for capital
        transactions                      36,418              --
      Other unsecured short-term
       debt to Ciba, varying
       interest rates and
       maturities                         28,197              --
                                       ---------       ---------
                                       $  91,132           $  --
                                       =========       =========

     Long-term obligations are summarized as follows:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----
      Unsecured notes payable
       to Ciba and affiliates:
       AGP, 8.4%, due October 14,
        1996                          $  122,000           $  --
       AGP, 6%, due October 14,
        1996                              20,000              --
      Other unsecured long-term
       debt to Ciba, varying
       interest rates and
       maturities                          3,097              --
                                       ---------       ---------
                                      $  145,097           $  --
                                       =========       =========

     Interest expense on debt payable to Ciba and affiliates for the years ended December 31, 1994 and 1995 and for the period
January 1, 1996 to October 14, 1996 was $10,506, $15,693, and
$10,955, respectively.

12.  DEBT PAYABLE TO THIRD PARTIES

     Long-term debt payable to third parties consist of the following:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----

     9.75% Senior Subordinated
      Notes due October 1, 2006            $  --      $  135,000

     Credit Agreement:
      Term A Loans, interest at
      LIBOR plus 2.5% (4.38% at
      December 31, 1996) payable
      in quarterly installments
      beginning March 31, 1997 due
      December 31, 2002                       --          92,730

      Term B Loans, interest at
      LIBOR plus 3.00% (8.53% at
      December 31, 1996) payable
      in quarterly installments
      beginning March 31, 1997 due
      December 31, 2003                       --          75,000

      Term C(CH) and C(US) Loans,
      interest at LIBOR plus 3.25%
      (8.78% at December 31, 1996)
      payable in quarterly
      installments beginning March
      31, 1997 due December 31,
      2004                                    --          72,000

      Revolving credit facility               --          51,928

     Other                                 3,621          27,546
                                       ---------       ---------
                                           3,621         454,204
     Less current maturities                  --          80,446
                                       ---------       ---------
                                        $  3,621      $  373,758
                                       =========       =========

     To provide a portion of the financing required for the acquisition and for working capital and for general corporate purposes thereafter, in October, 1996 the Company entered into a credit agreement with various banks.

     Loans under the credit agreement consist of: (i) Term A Loans in an aggregate principal amount of SFr. 125,000 ($92,730 at December 31, 1996), (ii) Term B Loans in an aggregate principal amount of $75,000 (iii) Term C(CH) loans in an aggregate principal amount of $32,000, and (iv) Term C(US) Loans in an aggregate principal amount of $40,000 (the Term A Loans, the Term B Loans the Term C(CH) Loans and Term C(US) Loans are referred to collectively as the "term loans"), and (v) a multi-currency revolving credit facility that may be borrowed in an aggregate principal amount of $140,000, and includes letter of credit and swingline subfacilities available to certain subsidiaries (the "revolving facility" and together with the term loans, the "credit facilities").

     Loans under the revolving facility may be repaid and reborrowed and are due in full on February 18, 1997. The Company is required to pay a facility fee equal to 0.05% per annum on the amount of the revolving facility and letter of credit fees on the aggregate face amount of letters of credit under the revolving facility. At December 31, 1996 the Company had available approximately $75,000 of additional borrowing capacity.

     The credit agreement contains covenants that, among other things, limit the Company's ability to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur certain contingent obligations; pay dividends and other distributions; prepay the Notes; or make capital expenditures. The credit agreement also requires the Company to maintain a minimum net worth and a minimum fixed charge coverage ratio, and to maintain a ratio of total debt to EBITDA below a specified maximum.

     The aggregate maturities of long-term obligations during each of the years 1998 through 2001 are approximately $12,800, $15,600, $19,300 and $23,000, respectively.

     The estimated fair value of the Company's Senior Subordinated Notes at December 31, 1996 was approximately $142,000. The estimated fair value of the obligations under the credit agreement approximate fair value due to the variable rate nature of the obligations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates were based on the amount of future cash flows discounted using the Company's current borrowing rate for loans of comparable maturity. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

13.  STOCK OPTION PLAN

     Effective October 15, 1996, MT Investors adopted a stock option plan to provide certain key employees and/or directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The plan reserves 333,117 shares of Class A non-voting common stock of MT Investors.

     Under the terms of the plan, options granted shall be nonqualified and the exercise price, as determined by the committee, shall not be less than 100% of the fair market value of the share of such common stock on the date of grant. Options may not be exercised until the fifth anniversary of the date of grant, subject to certain acceleration clauses.

     Stock option activity is shown below (per share average option price amounts in whole dollars):

                                             Option Price
                                          -----------------
                                 Number   Per Share  Total
                               of Shares   Average   Price
                               ---------   -------   -----
     Granted during the
      period October 15,
      1996 to December 31,
      1996                      278,988    $100.00   $ 27,899
     Exercised                        -          -          -
     Forfeited                        -          -          -
                               --------    -------   --------
     Outstanding at
      December 31, 1996         278,988    $100.00   $ 27,899
                               ========    =======   ========
     Shares exerciseable at
      December 31, 1996               -    $    -    $      -
                               ========    =======   ========

     The Company applies Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plan as all options have been issued at fair market value. The Company's net loss for the period October 15, 1996 to December 31, 1996 would not have been materially different had compensation cost been determined consistent with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation".

14.  BENEFIT PLANS

     Mettler-Toledo maintains a number of retirement plans for the benefit of its employees.

     Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Contributions under these plans amounted to $9,042, $9,413, $9,484 and $2,496 in 1994, 1995, for the period January
1, 1996 to October 14, 1996 and for the period October 15, 1996 to December 31, 1996, respectively.

     Certain companies sponsor defined benefit plans. Benefits are also provided to employees under defined benefit plans primarily based upon years of service and employees' compensation for certain periods during the last years of employment.

     The following table sets forth the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans at December 31, 1995 and 1996:

                                           Predecessor                   Successor
                                   ---------------------------- ----------------------------
                                           December 31,                 December 31,
                                               1995                         1996
                                   ---------------------------- ----------------------------
                                  Assets exceed   Accumulated   Assets exceed   Accumulated
                                   accumulated      benefits     accumulated      benefits
                                     benefits    exceed assets     benefits    exceed assets
                                   -----------   -------------  -------------  -------------
Actuarial present value of
 accumulated benefit obligations:
 Vested benefits                     $ 8,582        $90,698        $10,211        $97,639
 Non-vested benefits                      90          3,122             16          2,280
                                     -------        -------        -------        -------
                                       8,672         93,820         10,227         99,919
                                     -------        -------        -------        -------
Projected benefit obligations         10,737        100,820         12,458        108,504
Plan assets at fair value             10,546         40,091         13,336         50,609
                                     -------        -------        -------        -------
Projected benefit obligations in
 excess of (less than) plan assets       191         60,729           (878)        57,895
Unrecognized prior service (cost)
 benefit                                (183)           252              -              -
Unrecognized net (losses) gains         (188)          (247)            22          1,479
Unrecognized transition obligations        -         (3,851)             -              -
                                     -------        -------        -------        -------
(Prepaid) accrued pension costs      $  (180)       $56,883        $  (856)       $59,374
                                     =======        =======        =======        =======

     The (prepaid) accrued pension costs are recognized in the accompanying consolidated financial statements as other long-term assets and other long term liabilities, respectively.

     The assumed discount rates and rates of increase in future compensation level used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The range of rates used for the purposes of the above calculations are as follows:

                                       1995          1996
     Discount rates                6.5% to 8.0%   6.0% - 8.5%
     Compensation increase rates   2.5% to 6.0%   2.0% - 6.5%

     The expected long term rates of return on plan assets ranged between 9.5% and 11.0% in 1994, 9.5% and 10.0% for 1995, and 7.0%
and 10.0% for 1996.

     The assumptions used above have a significant effect on the reported amounts of projected benefit obligations and net periodic pension cost. For example, increasing the assumed discount rate would have the effect of decreasing the projected benefit obligation and increasing unrecognized net gains.

     Increasing the assumed compensation increase rate would increase the projected benefit obligation and decrease unrecognized net gains. Increasing the expected long-term rate of return on investments would decrease unrecognized net gains.

     Plan assets relate principally to the Company's U.S.
companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

     Net periodic pension cost for all of the plans above includes the following components:

                                                  Predecessor                           Successor
                                 -----------------------------------------------     ----------------
                                 Twelve months   Twelve months    For the period     For the period
                                     ended           ended       January 1, 1996    October 15, 1996
                                  December 31,    December 31,    to October 14,    to December 31,
                                      1994            1995             1996               1996
                                  ------------   -------------    --------------    ----------------
     Service cost (benefits
      earned during the period)     $  3,833       $  3,668          $  3,850          $  1,013
     Interest cost on projected
      benefit obligations              6,426          7,561             6,540             1,721
     Actual return on plan assets     (2,725)        (8,653)           (6,079)           (1,600)
     Net amortization and
      deferral                         (170)          5,137             2,485                 -
                                  ----------     ----------       -----------       -----------
     Net periodic pension expense   $  7,364       $  7,713          $  6,796          $  1,134
                                  ==========     ==========       ===========       ===========

     The Company's U.S. operations provide postretirement medical benefits to their employees. Employee contributions for medical benefits are related to employee years of service.

     The following table sets forth the status of the U.S.
postretirement plans and amounts recognized in the Company's consolidated financial statements at December 31, 1995 and 1996:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----
     Accumulated postretirement
      benefit obligations:
     Retired                           $  27,682       $  25,894
     Fully eligible                        1,196           3,033
     Other                                 2,361           3,098
                                       ---------       ---------
                                          31,239          32,025
     Unrecognized net loss                (6,261)           (540)
     Unrecognized prior service
      benefit                                692              --
     Unrecognized transition
      obligation                          (1,389)             --
                                       ---------       ---------
     Accrued postretirement benefit
      cost                             $  24,281       $  31,485
                                       =========       =========

     Net periodic postretirement benefit cost for the above plans includes the following components:

                                                  Predecessor                           Successor
                                 -----------------------------------------------     ----------------
                                 Twelve months   Twelve months    For the period     For the period
                                     ended           ended       January 1, 1996    October 15, 1996
                                  December 31,    December 31,    to October 14,    to December 31,
                                      1994            1995             1996               1996
                                  ------------   -------------    --------------    ----------------
     Service cost (benefits
      earned during the period)      $   333        $   285           $   431              $114
     Interest cost on projected
      benefit obligations              2,193          2,371             1,795               472
     Net amortization and
      deferral                            82             99               343                 -
                                  ----------     ----------       -----------       -----------
     Net periodic postretirement
      benefit cost                   $ 2,608         $2,755           $ 2,569              $586
                                  ==========     ==========       ===========       ===========

     The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.3% in 1994 and 1995, and 7.6% in 1996, and health care cost trend rates ranging from 9.5% to 12.25% in 1994, 1995, and 1996 decreasing to 5.0% in 2005.

     The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. For example, in 1996 the effect of a one-percentage-point increase in the assumed health care cost trend rate would be an increase of $3,064 on the accumulated postretirement benefit obligations and an increase of $71 on the aggregate of the service and interest cost components of the net periodic benefit cost.

15.  TAXES

     The sources of the Company's earnings (loss) before taxes and minority interest were as follows:

                                                  Predecessor
                                -----------------------------------------------
                                 Twelve months  Twelve months   For the period
                                     ended          ended       January 1, 1996
                                  December 31,   December 31,    to October 14,
                                      1994           1995             1996
                                  -----------    -----------    ---------------
     Switzerland                   $  9,855       $11,431          $21,241
     Non-Switzerland                 12,652        16,373            3,912
                                   --------       -------          -------
     Earnings before taxes and
      minority interest            $ 22,507       $27,804          $25,153
                                   ========       =======          =======


                                   Successor
                               -----------------
                                 For the period
                               October 15, 1996
                                to December 31,
                                      1996
                               -----------------
     United States               $  (37,293)
     Non-United States             (122,783)
                                 ----------
     Earnings before taxes and
      minority interest          $ (160,076)
                                 ==========

     The provision (benefit) for taxes consists of:



                                     Current    Deferred     Total
                                      ------    --------     -----
Predecessor:
 Year ended December 31, 1994:
  Switzerland Federal                $1,182      $ (32)     $1,150
  Switzerland Canton (State) and
   Local                              1,215        (53)      1,162
  Non-Switzerland                     5,538        826       6,364
                                    -------    -------     -------
                                     $7,935       $741      $8,676
                                    =======    =======     =======

 Year ended December 31, 1995:
  Switzerland Federal                $  513    $   (92)     $  421
  Switzerland Canton (State) and
   Local                                481       (505)        (24)
  Non-Switzerland                     8,339         46       8,385
                                    -------    -------     -------
                                     $9,333    $  (551)     $8,782
                                    =======    =======     =======

 For the period January 1, 1996 to
  October 14, 1996:
  Switzerland Federal                $2,152    $  (172)    $ 1,980
  Switzerland Canton (State) and
   Local                              4,305       (344)      3,961
  Non-Switzerland                     5,532     (1,418)      4,114
                                    -------    -------     -------
                                    $11,989    $(1,934)    $10,055
                                    =======    =======     =======

Successor:
 For the period October 15, 1996
  to December 31, 1996:
  United States Federal             $   475    $(1,556)    $(1,081)
  United States State and Local         696       (183)        513
  Non-United States                   2,454     (2,824)       (370)
                                    -------    -------     -------
                                    $ 3,625    $(4,563)    $  (938)
                                    =======    =======     =======

     The provision for tax expense (benefit) for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to October 14, 1996 where the Company operated as a group of businesses owned by Ciba differed from the amounts computed by applying the Switzerland federal income tax rate of 9.8% to earnings before taxes and minority interest as a result of the following:


                                                  Predecessor
                                -----------------------------------------------
                                 Twelve months Twelve months   For the period
                                     ended         ended       January 1, 1996
                                  December 31,  December 31,    to October 14,
                                      1994          1995             1996
                                  -----------   -----------    ---------------
     Expected tax                     $2,206    $   2,725        $      2,465
     Switzerland Canton (state) and
      local income taxes, net of
      federal income tax benefit       1,048          (21)              3,573
     Non-deductible intangible
      amortization                       249          248                 205
     Change in valuation allowance      (716)       1,603               1,235
     Non-Switzerland income taxes
      in excess of 9.8%                5,591        4,968               2,291
     Other, net                          298         (741)                286
                                      ------    ---------        ------------

     Total provision for taxes        $8,676    $   8,782         $    10,055
                                      ======    =========        ============

     The provision for tax expense (benefit) for the period October 15, 1996 to December 31, 1996, subsequent to the reorganization of the Company under Mettler-Toledo Holding Inc. and the acquisition described in Note 1, differed from the amounts computed by applying the United States federal income tax rate of 35% to the loss before taxes and minority interest.

                                            Successor
                                        -----------------
                                         For the period
                                        October 15, 1996
                                         to December 31,
                                               1996
                                        -----------------
     Expected tax                           $  (56,027)
     United States state and local
      income taxes, net of federal
      income tax benefit                           333
     Non-deductible purchased
      research and development                  39,925
     Non-deductible intangible
      amortization                                 336
     Change in valuation allowance               4,662
     Benefits of Non-United States
      income taxes less than
      35%                                       10,037
     Other, net                                   (204)
                                            ----------

     Total provision for taxes              $     (938)
                                            ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                      PREDECESSOR     SUCCESSOR
                                      -----------     ---------

                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1996
                                          ----           ----
     Deferred tax assets:
     Inventory                           $  9,706    $      7,974
     Accrued and other liabilities          6,129           7,046
     Deferred loss on sale of
      subsidiaries                          7,807           7,907
     Accrued postretirement benefit
      costs                                 9,227          11,334
     Accrued pension costs                  6,276           7,709
     Net operating loss
      carryforwards                        10,140          15,817
     Other                                  3,000             408
                                        ---------      ----------

     Total deferred tax assets             52,285          58,195
     Less valuation allowance             (21,166)        (46,714)
                                        ---------      ----------

     Total deferred tax assets less
      valuation allowance                  31,119          11,481
                                        ---------      ----------

     Deferred tax liabilities:
     Inventory                              5,952           5,618
     Property, plant and equipment         21,675          31,123
     Other                                  4,200           2,858
                                        ---------      ----------

     Total deferred tax liabilities        31,827          39,599
                                        ---------      ----------

     Net deferred tax liability          $    708       $  28,118
                                        =========      ==========

     The net change in the total valuation allowance, including changes resulting from translation of such amounts from the local functional currencies to the reporting currency and the effect of the acquisition discussed in Note 1, for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 to October 14, 1996 and for the period October 15, 1996 to December 31, 1996 was a decrease of $716 for the year ended December 31, 1994, an increase of $1,603 for the year ended December 31, 1995, an increase of $1,111 for the period January 1, 1996 to October 14, 1996 and an increase of $24,437 for the period October 15, 1996 to December 31, 1996. Of the increase in the valuation allowance of $24,437 during the period October 15, 1996 to December 31, 1996, $19,882 was recognized as an increase in goodwill resulting from the acquisition discussed in Note 1. Should a reduction of such valuation allowance be justified in the future, the amount of any reduction would accordingly reduce goodwill.

     The Company has established valuation allowances primarily for net operating losses, deferred losses on the sale of subsidiaries as well as postretirement and pension costs as follows:

                                              Predecessor       Successor
                                              -----------       ---------
                                              December 31,     December 31,
                                                  1995            1996
                                                  ----            ----
     Summary of valuation allowances:
      Cumulative net operating losses          $ 10,140        $15,817
      Deferred losses on sale of subsidiaries     7,807          7,907
      Accrued postretirement benefit costs           --         10,786
      Accrued pension costs                          --          7,336
      Other                                       3,219          4,868
                                                -------        -------
      Total valuation allowance                $ 21,166        $46,714
                                              =========        =======

     At December 31, 1996, the Company had net operating loss carryforwards in various countries for income tax purposes of $59,076. Of this amount, $25,131 had no expiration date, relating to subsidiaries in Sweden, Belgium, Australia, United Kingdom, Austria, Brazil and France. Additionally, there were operating losses at that date in various other countries in the amount of $33,945 which expire in varying amounts through 2011.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

16.  OTHER CHARGES (INCOME), NET

     Other income in 1994 and 1995 primarily relates to gains from sales of property, and in 1994 to a gain on sale of a cost basis investment.

     Other charges for the period January 1, 1996 to October 14, 1996 of $1,872 represent employee severance of $1,545 and other exit costs of $327 associated with the closing of its Westerville, Ohio facility. Other charges for the period October 15, 1996 to December 31, 1996 principally represent employee severance benefits associated with (i) the Company's general headcount reduction programs, in Europe and North America, of $4,557 which were announced during such period, and (ii) the realignment of the analytical and precision balance business in Switzerland of $6,205 which was internally announced in December, 1996. In connection with such programs the Company reduced its workforce by 168 employees in 1996 and intends to further reduce its workforce by approximately 70 employees.

17.  FINANCIAL INCOME, NET

     Financial income (expense) consists of the following for the years ended December 31:

                                           Predecessor                      Successor
                        ------------------------------------------------- ----------------
                          Twelve months   Twelve months   For the period   For the period
                              ended           ended            ended      October 15, 1996
                          December 31,    December 31,      October 14,   to December 31,
                              1994            1995             1996             1996
                         ------------------------------------------------ ----------------
Interest income                   $4,386          $5,388           $3,424       $  1,079
Foreign currency
 transactions, net                   478           3,242             (220)        (8,324)
                                 -------         -------          -------      ---------
                                  $4,864          $8,630           $3,204       $ (7,245)
                                 =======         =======          =======      =========


18.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES
     The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 1996:

     1997                                                    $11,582
     1998                                                      8,521
     1999                                                      5,494
     2000                                                      2,236
     2001                                                      1,298
     Thereafter                                                1,447
                                                            --------
     Total                                                   $30,578
                                                            ========

     Rent expense for operating leases amounted to $16,493, $13,034 and $3,430 in 1995 and for the period January 1, 1996 to October 14, 1996 and for the period October 15, 1996 to December
31, 1996, respectively.

19.  COMMITMENTS AND CONTINGENCIES-(Continued)

     Legal
     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

20.  GEOGRAPHIC SEGMENT INFORMATION

     The tables below shows the Company's operations by geographic region. Transfers between geographic regions are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.

                                                   Transfers                Earnings
Twelve months                                      between      Total net   before
ended December 31,  Net sales by    Net sales by   geographic   sales by    interest
1994                destination     origin         areas        origin      and taxes
----                -----------     ------         -----        ------      ---------

Switzerland (1)      $  31,992      $  89,495      $133,583     $223,078    $  10,516
Germany                126,527        133,772        37,056      170,828       10,034
Other Europe           215,230        192,557           776      193,333        1,665
                     ---------     ----------     ---------     --------    ---------
Total Europe           373,749        415,824       171,415      587,239       22,215
United States          269,034        300,244        29,877      330,121       10,111
Other Americas          56,628         33,204            64       33,268          939
                     ---------     ----------     ---------     --------    ---------
Total Americas         325,662        333,448        29,941      363,389       11,050
Asia and other          69,725         19,864            75       19,939          238
Eliminations                 -              -      (201,431)    (201,431)      (2,553)
                     ---------     ----------     ---------     --------    ---------

Totals                $769,136       $769,136      $      -     $769,136     $  30,950
                     =========     ==========     =========     ========     =========


                                                   Transfers                 Earnings
Twelve months                                      between       Total net   before
ended December 31,  Net sales by    Net sales by   geographic    sales by    interest
1994                destination     origin         areas         origin      and taxes   Total assets
----                -----------     ------         -----         ------      ---------   ------------

Switzerland (1)     $    41,820        $102,712     $  159,453    $262,165    $    6,316  $593,955
Germany                 151,974         158,393         47,379     205,772        14,799   196,460
Other Europe            247,802         228,939            799     229,738         2,080   123,431
                     ----------       ---------      ---------    --------    ----------  --------
Total Europe            441,596         490,044        207,631     697,675        23,195   913,846
United States           263,945         298,053         29,578     327,631         7,363   257,956
Other Americas           52,966          32,732            131      32,863           950    14,474
                     ----------       ---------      ---------    --------    ----------  --------
Total Americas          316,911         330,785         29,709     360,494         8,313   272,430
Asia and other           91,908          29,586             97      29,683         2,331    31,777
Eliminations                  -               -       (237,437)   (237,437)        3,554  (493,959)
                     ----------       ---------      ---------    --------    ----------  --------

Totals               $  850,415        $850,415      $       -     $850,415    $  37,393  $724,094
                     ==========       =========      =========     ========   ==========  ========


For the period                                     Transfers                  Earnings
January 1, 199l                                    between       Total net     before
to October 14,      Net sales by    Net sales by   geographic    sales by     interest
1996                destination     origin         areas         origin       and taxes
----                -----------     ------         -----         ------       ---------

Switzerland (1)       $  32,282      $  74,303      $126,423      $200,726     $  17,299
Germany                 104,961        114,015        35,583       149,598         9,631
Other Europe            186,823        171,061           840       171,901         1,928
                     ----------     ----------     ---------     ---------     ---------
Total Europe            324,066        359,379       162,846       522,225        28,858
United States           217,636        246,180        22,753       268,933         8,508
Other Americas           47,473         25,925             3        25,928           618
                     ----------     ----------     ---------     ---------     ---------
Total Americas          265,109        272,105        22,756       294,861         9,126
Asia and other           73,046         30,737           265        31,002         1,241
Eliminations                  -              -      (185,867)     (185,867)       (3,408)
                     ----------     ----------     ---------     ---------     ---------

Totals                 $662,221      $ 662,221       $     -      $662,221      $ 35,817
                     ==========     ==========     =========     =========     =========


                                                                      Earnings
For the period                              Transfers                 (loss)
October 15, 1996  Net sales                 between      Total net    before
to December 31,   by           Net sales    geographic   sales by     interest     Total
1996              destination  by origin    areas        origin       and taxes    assets
----              -----------  ---------    -----        ------       ---------    ------

Switzerland (1)    $   8,415    $ 15,892      $ 39,570     $ 55,462    $(99,233)     $432,387
Germany               29,688      29,117        10,965       40,082      (5,209)      170,845
Other Europe          58,598      59,688           485       60,173      (4,971)      126,063
                   ---------    --------      --------     --------   ---------      --------
Total Europe          96,701     104,697        51,020      155,717    (109,413)      729,295
United States         56,405      64,109         6,731      70,840      (32,519)      477,762
Other Americas        13,436       7,371             3        7,374        (753)       17,730
                   ---------    --------      --------     --------   ---------      --------
Total Americas        69,841      71,480         6,734       78,214     (33,272)      495,492
Asia and other        20,370      10,735            28       10,763      (1,919)       48,245
Eliminations               -           -       (57,782)     (57,782)        511      (501,144)
                   ---------    --------      --------     --------   ---------      --------
Totals             $ 186,912    $186,912      $      -     $186,912   $(144,093)     $771,888
                   =========    ========      ========     ========   =========      ========

(1) Includes Corporate.

21.  SUMMARIZED FINANCIAL INFORMATION - METTLER-TOLEDO, INC.

     In connection with the acquisition discussed in Note 1, Mettler-Toledo, Inc., a wholly-owned subsidiary of the Company, issued senior subordinated notes (the "Notes") which were fully and unconditionally guaranteed on a senior subordinated basis by the Company. Set forth below is summarized financial information for Mettler-Toledo, Inc. Separate financial statements of Mettler-Toledo, Inc. are not presented because management has determined that they would not be material to investors.

     During the Predecessors periods Mettler-Toledo, Inc. operated as a subsidiary of Ciba. In connection with the acquisition described in Note 1, Mettler-Toledo was reorganized such that Mettler-Toledo, Inc. directly or indirectly owns each of the entities comprising Mettler-Toledo. Summarized financial information for Mettler-Toledo, Inc. for the Predecessor periods assumes that the reorganization had been effected for all periods presented.

                                           Predecessor                      Successor
                        ------------------------------------------------- ---------------
                          Twelve months   Twelve months   For the period   For the period
                              ended           ended       January 1, 1996    October 15,
                          December 31,    December 31,    to October 14        1996
                              1994            1995             1996       to December 31,
                                                                                1996
                         ------------------------------------------------ ---------------
Mettler-Toledo, Inc.:
 Current assets            $        -         $372,327     $         -         $339,216
 Non-current assets                 -          351,767               -          432,672
 Current liabilities                -          281,587               -          255,269
 Non-current liabilities            -          246,523               -          501,035
 Minority interest                  -            2,730               -            3,158
 Net assets /
  shareholders' equity              -          193,254               -           12,426
 Net sales                    769,136          850,415         662,221          186,912
 Gross profit                 307,507          342,326         266,982           50,092
 Net earnings (loss)           13,484           18,254          14,461        (159,046)

     Under the Credit Agreement of Mettler-Toledo, Inc. and the indenture relating to the Notes, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding Inc. and Mettler-Toledo, Inc. and its subsidiaries are prohibited from making loans and other advances to Mettler-Toledo Holding Inc., in each case, subject to certain limited exceptions.


                                                       Schedule I

Schedule I- Valuation and Qualifying Accounts

    Column A      Column B         Column C          Column D      Column E
                                   Additions
                                (1)        (2)
                   Balance    Charged  Charged to
                   at the    to costs     other                   Balance at
                  beginning     and     accounts   -Deductions-     end of
  Description     of period  expenses    descibe     describe       period

                                                     Note (A)
Accounts
Receivable-
allowance for
doubtful
accounts:

For the period
October 15, 1996
to December 31,
1996
                   $9,429       $97         -         $1,138        $8,388
  For the period
January 1, 1996 to
October 14, 1996

                    9,292       370         -            233         9,429
  Year ended
   December 31,
          1995      7,411     3,287         -          1,406         9,292
          1994      5,926     2,342         -            857         7,411

Note A
  Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(462), $(409), $(375) and $(159) for the years ended 1994 and
  1995 and for the period from January 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996, respectively.