Form 10-Q
period 1996-12-31
METTLER TOLEDO HOLDING INC
filed 1997-05-15
CIK 1019982

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997, OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM            TO
          ----------    ----------

Commission File Number 333-09621-01

                   Mettler-Toledo Holding Inc.
                   ---------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                        13-3900409
            --------                        ----------
(State or other jurisdiction of    (IRS Employer Identification
 incorporation or organization)                No.)

 Im Langacher, P.O. Box MT-100
CH 8608 Greifensee, Switzerland
-------------------------------             ----------
(Address of principal executive             (Zip Code)
            offices)

                         41-1-944-22-11
                         ---------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                        -------        -------

The Registrant has 1,000 shares of Common Stock outstanding as of March 31, 1997.



                   METTLER-TOLEDO HOLDING INC.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                        Page No.
                                                        --------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

METTLER-TOLEDO HOLDING INC.
Unaudited Interim Consolidated Financial Statements:

     Interim Consolidated Balance Sheets as of December
       31, 1996 and March 31, 1997                          3

     Interim Consolidated Statements of Operations for
       the three months ended March 31, 1996 and 1997       4

     Interim Consolidated Statements of Changes in Net
       Assets / Shareholders' Equity for the three months
       ended March 31, 1996 and 1997                        5

     Interim Consolidated Statements of Cash Flows for
       the three months ended March 31, 1996 and 1997       6

     Notes to the Interim Consolidated Financial
       Statements                                           7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS                                 13
ITEM 2.   CHANGES IN SECURITIES                             13
ITEM 3.   DEFAULT UPON SENIOR SECURITIES                    13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           13
ITEM 5.   OTHER INFORMATION                                 13
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  13
Signature                                                   14


                  Part I FINANCIAL INFORMATION
                  ITEM I  FINANCIAL STATEMENTS

                   METTLER-TOLEDO HOLDING INC.


               INTERIM CONSOLIDATED BALANCE SHEETS
              December 31, 1996 and March 31, 1997
         (in thousands of dollars except per share data)
                                           Successor    Successor
                                        ------------  -----------
                                        December 31,    March 31,
                                            1996         1997
                                        ------------  -----------
                                                      (unaudited)
                             ASSETS

Current assets:
  Cash and cash equivalents                $ 60,696    $ 40,599
  Trade accounts receivable, net            151,161     152,196
  Inventories                               102,526     104,474
  Deferred taxes                              7,565       8,026
  Other current assets                       17,268      17,868
                                           --------    --------

    Total current assets                    339,216     323,163

Property, plant and equipment, net          255,292     238,219
Excess of cost over net assets acquired,
  net                                       135,490     132,400
Long-term deferred taxes                      3,916       3,720
Other assets                                 37,974      31,389
                                           --------    --------

    Total assets                           $771,888    $728,891
                                           ========    ========

        LIABILITIES AND NET ASSETS / SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                   $ 32,797    $ 29,888
  Accrued and other liabilities             115,314     126,949
  Taxes payable                              17,580      16,363
  Deferred taxes                              9,132       8,630
  Bank and other loans                       80,446      54,754
                                           --------    --------

    Total current liabilities               255,269     236,584

Long-term debt due to third parties         373,758     365,369
Long-term deferred taxes                     30,467      28,273
Other long-term liabilities                  96,810      92,177
                                           --------    --------

    Total liabilities                       756,304     722,403

Minority interest                             3,158       3,506
Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 1,000 shares;
    issued 1,000                                  1           1
  Additional paid-in capital                188,108     188,108
  Accumulated deficit                      (159,046)   (160,168)
  Currency translation adjustment           (16,637)    (24,959)
                                           --------    --------
    Total shareholders' equity               12,426       2,982
                                           --------   ---------

Total liabilities and shareholders'
  equity                                   $771,888    $728,891
                                           ========    ========


See the accompanying notes to the interim consolidated financial statements



                   METTLER-TOLEDO HOLDING INC.

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
           Three months ended March 31, 1996 and 1997
                         (in thousands)
                                         Predecessor   Successor
                                          March 31,     March 31,
                                             1996        1997
                                         -----------  -----------
                                         (unaudited)  (unaudited)

Net sales                                   $201,373    $197,402
Cost of sales                                120,979     114,120
                                            --------    --------

  Gross profit                                80,394      83,282

Research and development                      12,452      10,832
Selling, general and administrative           61,479      60,193
Amortization                                     671       1,157
Other charges, net                                --          11
                                            --------    --------

  Earnings before interest and taxes           5,792      11,089
Interest expense                               4,537       9,446
Financial expense (income), net                 (396)      3,743
                                            --------    --------

  Earnings (loss) before taxes and
     minority interest                         1,651      (2,100)
Provision for taxes                              648      (1,087)
Minority interest                                 74         109
                                            --------    --------
  Net earnings (loss)                       $    929    $ (1,122)
                                            ========    ========


See the accompanying notes to the interim consolidated financial statements



                   METTLER-TOLEDO HOLDING INC.

               INTERIM CONSOLIDATED STATEMENTS OF
          CHANGES IN NET ASSETS / SHAREHOLDERS' EQUITY
           Three months ended March 31, 1996 and 1997
                         (in thousands)
                                           Predecessor
                              -----------------------------------
                               Three months ended March 31, 1996
                              -----------------------------------
                                           Currency
                                Capital   Translation
                               Employed    Adjustment   Total
                               --------   ----------   --------
Net assets at January 1,
  1996                         $162,604   $ 30,650    $193,254
Capital transactions with
  Ciba and affiliates             1,330         --       1,330
Net earnings                        929         --         929
Change in currency
  translation adjustment             --     (3,489)     (3,489)
                               --------   --------    --------
Net assets at March 31,
  1996                         $164,863   $ 27,161    $192,024
                               ========   ========    ========

                                        Successor
                  ---------------------------------------------------
                           Three months ended March 31, 1997
                  ---------------------------------------------------

                          Additional                Currency
                  Common   Paid-in    Accumulated  Translation
                  Stock    Capital      Deficit     Adjustment  Total
                  ------  ----------  -----------  -----------  -----
Balance at
  December 31,
  1996              $1    $188,108    $(159,046)   $(16,637)  $12,426
Net loss            --          --       (1,122)         --    (1,122)
Change in currency
  translation
  adjustment        --          --           --      (8,322)   (8,322)
                  ------  ----------  -----------  ---------   -------
Balance at March
31, 1997            $1    $188,108    $(160,168)   $(24,959)   $2,982
                  ======  ==========  ===========  =========   =======


See the accompanying notes to the interim consolidated financial statements



                   METTLER-TOLEDO HOLDING INC.

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three months ended March 31, 1996 and 1997
                         (in thousands)
                                         Predecessor    Successor
                                         -----------  -----------
                                           March 31,    March 31,
                                             1996         1997
                                         -----------  -----------
                                         (unaudited)  (unaudited)

Cash flows from operating activities:
  Net earnings (loss)                       $   929     $ (1,122)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
     Depreciation                             6,559        5,821
     Amortization                               671        1,157
     Net gain on disposal of long-term
       assets                                  (202)         (53)
     Deferred taxes                            (807)      (1,446)
     Minority interest                           74          109
       Increase (decrease) in cash
          resulting from changes in:
            Trade accounts receivable,
               net                           (3,176)      (8,557)
            Inventories                        (684)      (7,819)
            Other current assets             (2,690)      (2,405)
            Trade accounts payable              588       (1,436)
            Accruals and other
               liabilities, net               9,860       23,832
                                            --------     --------

Net cash provided by operating
  activities                                 11,122        8,081
                                           --------      --------


Cash flows from investing activities:
  Proceeds from sale of property, plant
     and equipment                              179          431
  Purchase of property, plant and
     equipment                               (4,099)      (3,063)
  Investments in other long term
     assets, net                               (123)         (98)
                                            --------     --------

Net cash used in investing activities        (4,043)      (2,730)
                                            --------     --------

Cash flows from financing activities:
  Borrowings of third party debt              1,643        1,055
  Repayments of third party debt                 --      (23,160)
  Ciba and affiliates repayments            (12,748)          --
  Capital transactions with Ciba and
     affiliates                              (2,865)          --
                                           --------      --------

Net cash used in financing activities       (13,970)     (22,105)
                                           --------      --------

Effect of exchange rate changes on cash
  and cash equivalents                      (1,524)       (3,343)
                                           --------      --------

Net decrease in cash and cash
  equivalents                               (8,415)      (20,097)
Cash and cash equivalents:
  Beginning of period                       41,402        60,696
                                           --------      --------

End of period                             $ 32,987      $ 40,599
                                           ========      ========

See the accompanying notes to the interim consolidated financial statements


                   METTLER-TOLEDO HOLDING INC.
     NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars unless otherwise stated)

1.  BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a basis which reflects the interim consolidated financial statements of Mettler-Toledo Holding Inc. ("Mettler-Toledo Holding"). Mettler-Toledo Holding was formed in July, 1996 by AEA Investors Inc. ("AEA") to effect the acquisition (the "Acquisition") of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly-owned subsidiary, AG fur Prazisionsinstrumente ("AGP"). Mettler-Toledo Holding is a wholly-owned subsidiary of MT Investors Inc. ("MT Investors"). Pursuant to the terms of a stock purchase agreement dated April 2, 1996 between MT Investors, AGP and Ciba, on October 15, 1996 MT Investors acquired the Mettler-Toledo Group in a business combination accounted for as a purchase.

In the accompanying interim consolidated financial statements the terms "Mettler-Toledo" or the "Company" when used in situations pertaining to periods prior to October 15, 1996 refer to the combined group of businesses sold by Ciba and when used in situations pertaining to periods subsequent to October 15, 1996 refer to Mettler-Toledo Holding and its consolidated subsidiaries. The combined historical financial information of the business acquired from Ciba prior to the Acquisition on October 15, 1996 are referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Acquisition are referred to as "Successor". Because of purchase price accounting for the Acquisition and the additional interest expense from debt incurred to finance the Acquisition, the accompanying interim financial statements of the Successor are not directly comparable to those of the Predecessor.

The accompanying interim consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1996 and 1997 should be read in conjunction with the December 31, 1995 and 1996 consolidated financial statements and the notes thereto included in Mettler-Toledo Holding's annual report on Form 10-K for the year ended December 31, 1996.

The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related laboratory measurement instruments. The Company manufacturing facilities are located in Switzerland, the United
States, Germany and China.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out
(FIFO) or weighted average cost method. Two companies in the U.S. use the last in, first out (LIFO) cost method.

Inventories consisted of the following at December 31, 1996 and March 31, 1997:

                                        December 31,    March 31,
                                             1996         1997
                                        ------------    ---------
Raw materials and parts                   $ 41,015      $38,795
Work in progress                            31,534       33,263
Finished goods                              29,982       32,433
                                           --------    --------

                                           102,531     104,491
LIFO reserve                                    (5)        (17)
                                           --------    --------

                                          $102,526    $104,474
                                           ========    ========

3.  SUMMARIZED INTERIM FINANCIAL INFORMATION - METTLER-TOLEDO, INC.

In connection with the Acquisition, Mettler-Toledo, Inc., a wholly-owned subsidiary of Mettler-Toledo Holding, issued senior subordinated notes (the "Senior Subordinated Notes") which were fully and unconditionally guaranteed on a senior subordinated basis by Mettler-Toledo Holding. Set forth below is summarized interim financial information for Mettler-Toledo, Inc. Separate interim financial statements of Mettler-Toledo, Inc. are not presented because management has determined that they would not be material to investors.

During the Predecessor period Mettler-Toledo, Inc. operated as a subsidiary of Ciba. In connection with the Acquisition, Mettler-Toledo was reorganized such that Mettler-Toledo, Inc. directly or indirectly owns each of the entities comprising Mettler-Toledo. Summarized financial information for Mettler-Toledo, Inc. for the Predecessor period assumes that the reorganization had been effected for all periods presented.

                                        Predecessor   Successor
                                        -----------   ---------
                           Successor      Three months ended
                           ---------    -----------------------
                          December 31,   March 31,    March 31,
                              1996         1996         1997
                          ------------   ---------    ---------

Mettler-Toledo, Inc.:
  Current assets             $339,216    $     NA     $323,163
  Non-current assets          432,672          NA      405,728
  Current liabilities         255,269          NA      236,584
  Non-current liabilities     501,035          NA      485,819
  Minority interest             3,158          NA        3,506
  Shareholders' equity         12,426          NA        2,982
  Net sales                        NA     201,373      197,402
  Gross profit                     NA      80,394       83,282
  Net earnings (loss)              NA         929      (1,122)

NA = Not Applicable

Under the Credit Agreement of Mettler-Toledo, Inc. and the indenture relating to Senior Subordinated Notes, Mettler-Toledo,
Inc. is prohibited from paying dividends to Mettler-Toledo
Holding and Mettler-Toledo, Inc. and its subsidiaries are prohibited from making loans and other advances to Mettler-Toledo
Holding, in each case, subject to certain limited exceptions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL
CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION
WITH THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
INCLUDED HEREIN.

GENERAL

Mettler-Toledo Holding Inc. ("Mettler-Toledo Holding") was formed in July, 1996 by AEA Investors Inc. ("AEA") to effect the acquisition (the "Acquisition") of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly-owned subsidiary, AG fur Prazisionsinstrumente ("AGP"). Mettler-Toledo Holding is a wholly-owned subsidiary of MT Investors Inc. ("MT Investors"). Pursuant to the terms of a stock purchase agreement dated April 2, 1996 between MT Investors, AGP and Ciba, on October 15, 1996 MT Investors acquired the Mettler-Toledo Group in a business combination accounted for as a purchase.

In the accompanying interim consolidated financial statements the terms "Mettler-Toledo" or the "Company" when used in situations pertaining to periods prior to October 15, 1996 refer to the combined group of businesses sold by Ciba and when used in situations pertaining to periods subsequent to October 15, 1996 refer to Mettler-Toledo Holding and its consolidated subsidiaries. The combined historical financial information of the business acquired from Ciba prior to the Acquisition on October 15, 1996 are referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Acquisition are referred to as "Successor." Because of purchase price accounting for the Acquisition and the additional interest expense from debt incurred to finance the Acquisition, the accompanying interim financial statements of the Successor are not directly comparable to those of the Predecessor.

Financial information is presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

RESULTS OF OPERATIONS

Net sales were $197.4 million for the three month period ended March 31, 1997, compared to $201.4 million for the corresponding period in the prior year, a decrease of 2.0%. Net sales during the three month period in local currencies increased by approximately 4% but were offset by a strengthening of the U.S. dollar relative to the local currencies of the Company's operations.

Net sales during the three month period in Europe in local currencies decreased 1% principally as a result of weak European economies adversely affecting sales to industrial and food retailing customers. Net sales during the three month period in the Americas in local currencies increased 5% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in the three month period in Asia and other markets in local currencies increased 19%, primarily as a result of the establishment of additional direct marketing and distribution in the region.

Gross profit as a percentage of net sales increased to 42.2% for the three months ended March 31, 1997, compared to 39.9% for the corresponding period in the prior year. These results reflect the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements, and the depreciation of the Swiss franc against the Company's other principal trading currencies. See "Effect of Currency on Results of Operations."

Selling, general and administrative expenses as a percentage of net sales were 30.5% for the three months ended March 31, 1997 and 1996. Research and development expenses as a percentage of net sales decreased to 5.5% for the three months ended March 31, 1997, compared to 6.2% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period.

Earnings before interest and taxes was $11.1 million for the three months ended March 31, 1997, compared to $5.8 million for the corresponding period in the prior year. Interest expense increased to $9.4 million for the three months ended March 31, 1997, compared to $4.5 million for the corresponding period in the prior year. The increase was principally due to additional Acquisition related debt. Net financial expense of $3.7 million for the three months ended March 31, 1997 compared to net financial income of $0.4 million for the corresponding period in the prior year as a result of lower interest income and an increase in foreign currency losses.

The net loss of $1.1 million for the three months ended March 31, 1997, compared to net earnings of $0.9 million for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Acquisition was financed principally through capital contributions, borrowings under a Credit Agreement (the "Credit Agreement") and 9 3/4% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). Prior to the Acquisition, the Company's cash and other liquidity has historically been used to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition, interest expense associated with borrowings under the Credit Agreement and Notes as well as scheduled principal payments of term loans under the Credit Agreement, has significantly increased liquidity requirements.

The Credit Agreement entered into in connection with the Acquisition provides for term loan borrowings that mature in 2002, 2003 and 2004 and a revolving credit facility with availability of $140.0 million. The revolving credit facility matures in 2002 and includes letter of credit and swingline subfacilities. Mandatory prepayments are required to be made in certain circumstances with the proceeds of asset sales or issuances of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants.

The Senior Subordinated Notes will mature in 2006. The Senior Subordinated Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Senior Subordinated Notes are subordinated to the indebtedness under the Credit Agreement. The indenture governing the Senior Subordinated Notes (the "Indenture") imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens and engage in certain other activities.

Under the Credit Agreement and the Indenture, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding, subject to certain limited exceptions. Mettler-Toledo, Inc.'s obligations under the Credit Agreement and Senior Subordinated Notes are guaranteed by Mettler-Toledo Holding.

The Company's cash provided by operating activities declined from $11.1 million in the three months ended March 31, 1996 to $8.1 million in the three months ended March 31, 1997. The decline resulted principally from higher interest costs resulting from the Acquisition.

During the three months ended March 31, 1997, the Company reduced its borrowings by $34.1 million.

The Company continues to explore acquisitions to expand its product portfolio and improve its distribution capabilities. In connection with any acquisition, the Company may incur additional indebtedness.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

The Company's operations are conducted by subsidiaries in many countries, and the results of operations and the financial position of each of those subsidiaries is reported in the relevant foreign currency and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's interim consolidated financial statements.
Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary as a result of changes in currency exchange rates. Specifically, a strengthening of the U.S. dollar versus other currencies reduces net sales and earnings as translated into U.S. dollars while a weakening of the U.S. dollar has the opposite effect.

Swiss franc-denominated costs represent a much greater percentage of the Company's total expenses than Swiss franc-denominated sales represent of total sales. In general, an appreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies, has a negative impact on the Company's results of operations and a depreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies, has a positive impact on the Company's results of operations. The effect of these changes generally offsets in part the translation effect on earnings before interest and taxes of changes in exchange rates between the U.S. dollar and other currencies described in the preceding paragraph.

CAUTIONARY STATEMENT

Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's international operations, such as currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers; risks associated with competition and technological innovation by competitors; general economic conditions and conditions in industries that use the Company's products, especially the pharmaceutical and chemical industries, and risks associated with the Company's growth strategy, including investments in emerging markets. For a more detailed discussion of these factors, see the Mettler-Toledo Holding annual report on Form 10-K for the year ended December 31, 1996.


                   Part II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                       Not applicable

ITEM 2.   CHANGES IN SECURITIES                   Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES         Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                     Not applicable

ITEM 5.   OTHER INFORMATION                       Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                         27.  Financial Data Schedule

                    (b)  Reports on Form 8-K   None.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              Mettler-Toledo Holding Inc.

Date:  May 15, 1997        By:  /s/ William P. Donnelly
                                 ------------------------
                                   William P. Donnelly
                                   Vice President, Chief
                                   Financial Officer and
                                   Treasurer