Form 10-Q
period 1997-06-30
METTLER TOLEDO HOLDING INC
filed 1997-08-14
CIK 1019982

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1997, OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM -------------- TO --------------

Commission File Number 333-09621-01

                   Mettler-Toledo Holding Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

              Delaware                        13-3900409
  -------------------------------   ----------------------------
  (State or other jurisdiction of   (IRS Employer Identification
   incorporation or organization)               No.)

   Im Langacher, P.O. Box MT-100
   CH 8608 Greifensee, Switzerland
  --------------------------------         ---------------
                                              (Zip Code)
  (Address of principal executive
              offices)

                         41-1-944-22-11
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  The Registrant has 1,000 shares of Common Stock outstanding as of June 30, 1997.


                   METTLER-TOLEDO HOLDING INC.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                        Page No.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------
METTLER-TOLEDO HOLDING INC.
Unaudited Interim Consolidated Financial Statements:
 Interim Consolidated Balance Sheets as of
    December 31, 1996 and June 30, 1997                   3

 Interim Consolidated Statements of Operations
    for the six months ended June 30, 1996 and 1997       4

 Interim Consolidated Statements of Operations
    for the three months ended June 30, 1996 and 1997     5

 Interim Consolidated Statements of Changes in
    Net Assets / Shareholders' Equity (Deficit)
    for the six months ended June 30, 1996 and 1997       6

 Interim Consolidated Statements of Cash Flows for
    the six months ended June 30, 1996 and 1997           7

 Notes to the Interim Consolidated Financial
    Statements                                            8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   12
          ---------------------------------------------
Part II.  OTHER INFORMATION
Item 1.   Legal Proceedings                               16
          -----------------
Item 2.   Changes in Securities                           16
          ---------------------
Item 3.   Default upon Senior Securities                  16
          ------------------------------
Item 4.   Submission of Matters to a Vote of
          Security Holders                                16
          ----------------------------------
Item 5.   Other Information                               16
          -----------------
Item 6.   Exhibits and Reports on Form 8-K                16
          ---------------------------------
Signature                                                 17


                  Part I  Financial Information

Item 1 - Financial Statements

                   METTLER-TOLEDO HOLDING INC.

               INTERIM CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and June 30, 1997
         (in thousands of dollars except per share data)

                                          Successor    Successor
                                          ----------   ---------
                                          December 31,  June 30,
                                              1996       1997
                                              ----       ----
                                                     (unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                $ 60,696    $ 30,975
  Trade accounts receivable, net            151,161     158,577
  Inventories                               102,526     109,398
  Deferred taxes                              7,565       9,390
  Other current assets                       17,268      19,854
                                           --------    --------
   Total current assets                     339,216     328,194

Property, plant and equipment, net          255,292     250,381
Excess of cost over net assets
  acquired, net                             135,490     181,284
Long-term deferred taxes                      3,916       4,324
Other assets                                 37,974      22,652
                                           --------    --------

   Total assets                            $771,888    $786,835
                                           ========    ========

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                  $  32,797    $  28,844
  Accrued and other liabilities             115,314      121,075
  Taxes payable                              17,580       23,683
  Deferred taxes                              9,132        8,606
  Bank and other loans                       80,446       70,476
                                           ---------   ----------
   Total current liabilities                255,269      252,684
Long-term debt due to third parties         373,758      440,605
Long-term deferred taxes                     30,467       28,133
Other long-term liabilities                  96,810       93,315
                                           ---------   ----------
   Total liabilities                        756,304      814,737

Minority interest                             3,158        3,529
Shareholders' equity (deficit):
  Common stock, $1.00 par value, 1,000
    shares authorized and issued                  1            1
  Additional paid-in capital                188,108      188,108
  Accumulated deficit                      (159,046)    (195,333)
  Currency translation adjustment           (16,637)     (24,207)
                                          ----------   ----------
   Total shareholders' equity (deficit)      12,426      (31,431)
                                          ----------   ----------
Total liabilities and shareholders'
    equity (deficit)                      $ 771,888    $ 786,835
                                          ==========   ==========


See the accompanying notes to the interim consolidated financial statements

                   METTLER-TOLEDO HOLDING INC.

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             Six months ended June 30, 1996 and 1997
                         (in thousands)

                                         Predecessor   Successor
                                         -----------   ---------
                                           June 30,     June 30,
                                              1996        1997
                                              ----        ----
                                          (unaudited) (unaudited)

Net sales                                  $423,802    $417,814
Cost of sales                               252,203     237,516
                                           --------    --------
  Gross profit                              171,599     180,298


Research and development                     25,054      22,444
Selling, general and administrative         120,531     126,351
Amortization                                  1,270       2,333
Purchased research and development                -      29,959
Other income, net                                 -         (99)
                                           --------     --------
  Earnings (loss) before interest,
    taxes and extraordinary item             24,744        (690)
Interest expense                              8,346      19,170
Financial expense (income), net                (965)      2,290
                                            -------    --------

  Earnings (loss) before taxes,
    minority interest and
    extraordinary item                       17,363     (22,150)
Provision for taxes                           6,830       4,337
Minority interest                               526        248
                                           --------    --------
  Earnings (loss) before
    extraordinary item                       10,007     (26,735)

Extraordinary item - debt
  extinguishment                                  -       9,552
                                           --------    --------

 Net earnings (loss)                        $10,007    $(36,287)
                                           ========    ========



See the accompanying notes to the interim consolidated financial statements

                   METTLER-TOLEDO HOLDING INC.

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            Three months ended June 30, 1996 and 1997
                         (in thousands)


                                         Predecessor   Successor
                                         -----------   ---------
                                           June 30,     June 30,
                                             1996        1997
                                             ----        ----
                                          (unaudited) (unaudited)

Net sales                                  $222,429    $220,412
Cost of sales                               131,225     123,396
                                           --------    --------

 Gross profit                                91,204      97,016


Research and development                     12,602      11,612
Selling, general and administrative          59,051      66,158
Amortization                                    599       1,176
Purchased research and development                -      29,959
Other income, net                                 -        (110)
                                           --------    --------

 Earnings (loss) before interest,
    taxes and extraordinary item             18,952     (11,779)
Interest expense                              3,809       9,724
Financial income, net                          (569)     (1,453)
                                           --------    --------

 Earnings (loss) before taxes and
   minority interest and
    extraordinary item                       15,712     (20,050)
Provision for taxes                           6,182       5,424
Minority interest                               452         139
                                           --------    --------
 Earnings (loss) before
   exraordinary item                          9,078     (25,613)
Extraordinary item - debt
 extinguishment                                   -       9,552
                                           --------    --------

 Net earnings (loss)                         $9,078    $(35,165)
                                           ========   =========


See the accompanying notes to the interim consolidated financial statements

                   METTLER-TOLEDO HOLDING INC.

   INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS /
                 SHAREHOLDERS' EQUITY (DEFICIT)
             Six months ended June 30, 1996 and 1997
                         (in thousands)


                                   Predecessor
                 -----------------------------------------------
                           Six months ended June 30, 1996
                 -----------------------------------------------

                                            Currency
                             Capital     Translation
                            Employed      Adjustment       Total
                            --------     -----------       -----


Net assets at December
  31, 1995                  $162,604         $30,650    $193,254
Capital transactions with
   Ciba and affiliates         1,353               -       1,353
Net earnings                  10,007               -      10,007
Change in currency
   translation adjustment          -         (11,252)    (11,252)
                            --------        --------    --------
Net assets at June 30,
   1996                     $173,964         $19,398    $193,362
                            ========         =======    ========



                                   Successor
                 -----------------------------------------------
                           Six months ended June 30, 1997
                 -----------------------------------------------
                                Additional                Currency
                        Common   Paid-in   Accumulated  Translation
                         Stock   Capital     Deficit     Adjustment     Total
                        ------  ---------- -----------  -----------   ---------
Balance at December 31,
  1996                      $1   $188,108   $(159,046)    $(16,637)     $12,426
Net loss                     -          -     (36,287)           -      (36,287)
Change in currency
   translation
   adjustment                -          -            -      (7,570)      (7,570)
                        ------  ---------- -----------  -----------   ---------
Balance at June 30,         $1   $188,108   $(195,333)    $(24,207)    $(31,431)
  1997
                        ======  ========== ===========  ===========    =========

See the accompanying notes to the interim consolidated financial statements

                   METTLER-TOLEDO HOLDING INC.

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six months ended June 30, 1996 and 1997
                         (in thousands)


                                         Predecessor   Successor
                                         -----------   ---------
                                           June 30,     June 30,
                                              1996        1997
                                              ----        ----
                                          (unaudited) (unaudited)

Cash flows from operating activities:
 Net earnings (loss)                        $10,007    $(36,287)
 Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating activities:
     Depreciation                            12,942      11,802
     Amortization                             1,270       2,333
     Write-off of purchased research
       and development and cost of
       sales associated with
       revaluation of inventories                 -      32,013
     Extraordinary item - debt extinguishment     -       9,552
     Net gain on disposal of long-term assets  (131)       (478)
     Deferred taxes                            (191)     (2,336)
     Minority interest                          526         248
       Increase (decrease) in cash
         resulting from changes in:
         Trade accounts receivable, net      (4,666)     (7,792)
         Inventories                            279      (6,540)
         Other current assets                  (352)     (3,081)
         Trade accounts payable                 932      (5,969)
         Accruals and other
           liabilities, net                  16,244      16,757
                                             ------     -------
           Net cash provided by
              operating activities           36,860      10,222
                                             ------     -------

Cash flows from investing activities:
 Proceeds from sale of property,
   plant and equipment                          508       2,297
 Purchase of property, plant and
   equipment                                (10,053)     (8,760)
 Purchase of Safeline Limited                     -     (74,908)
 Investments in other long term assets,
    net                                         (37)     (1,629)
                                            --------    --------
           Net cash used in investing
              activities                     (9,582)     (83,000)
                                            --------    --------
Cash flows from financing activities:
 Borrowings of third party debt                   -      312,592
 Repayments of third party debt              (1,078)    (265,780)
 Ciba and affiliates repayments             (16,368)           -
 Capital transactions with Ciba
    and affiliates                           (2,983)           -
                                             -------    --------
           Net cash provided by (used in)
              financing activities          (20,429)      46,812
                                            --------    --------
Effect of exchange rate changes
 on cash and cash equivalents                (2,316)      (3,755)
                                            --------    --------
Net increase (decrease) in cash and cash
 equivalents                                  4,533     (29,721)
Cash and cash equivalents:
 Beginning of period                         41,402      60,696
                                            -------    --------
 End of period                              $45,935     $30,975
                                            =======     =======

See the accompanying notes to the interim consolidated financial statements

                   METTLER-TOLEDO HOLDING INC.

     NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars unless otherwise stated)

1.BASIS OF PRESENTATION

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

  The accompanying interim consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1997 and for the six months and three months periods ended June 30, 1996 and 1997 should be read in conjunction with the December 31, 1995 and 1996 consolidated financial statements and the notes thereto included in Mettler-Toledo Holding's annual report on Form 10-K for the year ended December 31, 1996.

  The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

  Debt refinancing

  On May 29, 1997, the Company refinanced its existing credit facility (the "Credit Agreement"). The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately US $133.8 million, SFr 171.5 million and GBP
  26.7 million, that are scheduled to mature between 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million and a multi-currency revolving credit facility with availability of US $151.0 million. The revolving credit facilities are scheduled to mature in 2002.

  The Company recorded an extraordinary item - debt extinguishment of $9.6 million representing a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

  Safeline acquisition

  On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester in the United Kingdom, for approximately GBP 61 million (approximately US $100 million) subject to post-closing adjustment, plus up to an additional GBP 6 million (US $10 million) for a contingent earn-out payment. Under the terms of the agreement the Company paid approximately GBP 47.2 million (US $77.4 million) of the purchase price in cash, provided by amounts loaned under its Credit Agreement, with the remaining balance of approximately GBP 13.7 million (US $22.5 million) paid in the form of seller loan notes which mature May 30, 1999. In connection with the Safeline Acquisition the Company incurred expenses of approximately $2.0 million which have been accounted for as part of the purchase price.

  The Company has accounted for the Safeline Acquisition using the purchase method of accounting. Accordingly, the costs of the Safeline Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $30 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. The Company spends more than $40 million annually on research and development; however, ultimately achieving technological feasibility cannot be assured for these projects or others. In addition, the Company allocated approximately $2.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the Safeline Acquisition over the fair value of the net assets acquired of approximately $62 million is being amortized over 30 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of Safeline have been consolidated with those of the Company from the date of the Safeline Acquisition.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

  Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related laboratory measurement instruments. The Company manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China.

  Inventories

  Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out (FIFO) or weighted average cost method. Two subsidiaries of the Company in the U.S. use the last in, first out (LIFO) cost method.

  Inventories consisted of the following at December 31, 1996 and June 30, 1997:


                                   December 31,        June 30,
                                       1996              1997
                                   ------------	    ------------
         Raw materials and parts     $ 41,015         $ 42,309
         Work in progress              31,534           33,078
         Finished goods                29,982           34,168
                                     ---------	      ---------
                                      102,531          109,555
         LIFO reserve                      (5)            (157)
                                     ---------	      ---------

                                     $102,526         $109,398
                                     =========	      =========

  Interest rate agreements

  In July 1997 the Company entered into three year interest rate cap agreements to limit the impact of increases in interest rates on $150 million of US dollar based debt. These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three year interest rate swap agreements which swap the interest obligation associated with $100 million of US dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three month LIBOR rates up to 7.00%.

  The Company has designated such interest rate agreements as hedges of certain of its long-term debt payable and recognizes interest differentials as adjustments to interest expense in the period they occur. Premiums paid on interest rate cap agreements are amortized over the terms of the agreements. In August 1997, the Company entered into certain three year interest rate swap agreements that fix the interest obligation associated with SFR 112.5 million of Swiss Franc based debt at rates varying between 2.17% and 2.49%.

3.SUMMARIZED INTERIM FINANCIAL INFORMATION - METTLER-TOLEDO,
  INC.

  In connection with the Acquisition, Mettler-Toledo, Inc., a wholly-owned subsidiary of Mettler-Toledo Holding, issued senior subordinated notes (the "Notes") which were fully and unconditionally guaranteed on a senior subordinated basis by Mettler-Toledo Holding. Set forth below is summarized interim financial information for Mettler-Toledo, Inc. Separate interim financial statements of Mettler-Toledo, Inc. are not presented because management has determined that they would not be material to investors.

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


                                           Predecessor  Successor
                                           -----------  ---------
                                Successor      Six months ended
                                ---------  ----------------------
                              December 31,    June 30,   June 30,
                                  1996         1996        1997
                              ------------    --------   --------
 Mettler-Toledo, Inc.:
    Current assets              $339,216         NA      $328,194
    Non-current assets           432,672         NA       458,641
    Current liabilities          255,269         NA       252,684
    Non-current liabilities      501,035         NA       562,053
    Minority interest              3,158         NA         3,529
    Shareholders' equity
       (deficit)                  12,426         NA       (31,431)
    Net sales                       NA        $423,802    417,814
    Gross profit                    NA         171,599    180,298
    Earnings (loss) from
       continuing operations
       before extraordinary item    NA          10,007    (26,735)
    Net earnings (loss)             NA          10,007    (36,287)


  NA = Not Applicable

  Under the Credit Agreement and the indenture relating to Notes, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding and Mettler-Toledo, Inc. and its subsidiaries are prohibited from making loans and other advances to Mettler-Toledo
  Holding, in each case, subject to certain limited exceptions.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated
  Financial Statements included herein.

Genera1

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

  Financial information is presented in accordance with United States generally accepted accounting principles
  ("U.S. GAAP"). Operating results for the six and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending
  December 31, 1997.

  On May 29, 1997 the Company refinanced its existing credit facility (the "Credit Agreement"). See "Liquidity and Capital Resources".

  On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"). The purchase price (the "Purchase Price") for the Safeline Acquisition, subject to post closing adjustments, was GBP 61 million (approximately US $100 million), plus up to an additional GBP 6 million (US $10 million) for a contingent earn-out payment. The Safeline Acquisition was effected pursuant to the terms of a Share Sale and Purchase Agreement (the "Purchase Agreement"), dated May 30, 1997, among the Company's subsidiaries Safeline Holding Company and Mettler-Toledo Inc. (a Canadian corporation), as purchasers, and Safeline Limited and each of the sellers named therein as sellers.

  Safeline, based in Manchester, U.K., is the world's leading supplier of metal detection systems for companies who produce and package goods in the food, pharmaceutical, cosmetics, chemicals and other industries.

  The source of funds for the Purchase Price was provided by GBP 13.7 million (US $22.5 million) in loan notes to be retained by the sellers with the remaining amounts provided by amounts loaned under its Credit Agreement. See
  "Liquidity and Capital Resources".

Results of Operations

  Net sales were $417.8 million and $220.4 million for the six and three month periods ended June 30, 1997, respectively, compared to $423.8 million and $222.4 million for the corresponding periods in the prior year, a decrease of 1% for the six month period and relatively unchanged for the three month period. Results were negatively impacted in part by the strengthening of the U.S. dollar against other currencies. Net sales during the six month period in local currencies increased 5%. Net sales in local currencies for the three month period increased 6%.

  Net sales in local currencies during the six and three month periods in Europe decreased 1% principally as a result of weak European economies adversely affecting sales to industrial customers. Net sales in local currencies during the six and three month periods in the Americas increased 6% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in the six and three month periods in Asia and other markets increased 28% and 38% respectively, primarily as a result of the establishment of additional direct marketing and distribution in the region.

  The operating results for Safeline had the effect of increasing the Company's net sales by $3.8 million for the period ended June 30, 1997. Earnings before interest, taxes and extraordinary item were increased by $0.8 million for the period ended June 30, 1997, excluding the impacts of purchase accounting adjustments for purchased research and development and the sale of inventories revalued (to fair value).

  Gross profit as a percentage of net sales increased to 43.2% for the six months ended June 30, 1997, compared to 40.5% for the corresponding period in the prior year. Gross profit as a percentage of net sales increased to 44.0% for the three months ended June 30, 1997, compared to 41.0% for the corresponding period in the prior year. Such increases were adversely impacted by a non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline Acquisition. Absent such charge, the gross profit percentages for the six and three month periods would have been 43.6% and 44.9%, respectively. These results reflect the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements, and the depreciation of the Swiss franc against the Company's other principal trading currencies.

  Research and development expenses as a percentage of net sales decreased to 5.4% for the six months ended June 30, 1997, compared to 5.9% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period. Research and development expenses as a percentage of net sales decreased to 5.3% for the three months ended June 30, 1997, compared to 5.7% for the corresponding period in the prior year.

  Selling, general and administrative expenses as a percentage of net sales increased to 30.2% for the six months ended June 30, 1997, compared to 28.4% for the corresponding period in the prior year. Selling, general and administrative expense as a percentage of net sales increased to 30.0% for the three months ended June 30, 1997, compared to 26.5% for the corresponding period in the prior year. The increases are primarily a result of establishing additional direct marketing and distribution in Asia.

  In connection with the Safeline Acquisition, approximately
  $30 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997.
  The technological feasibility of the products being developed had not been established as of the date of the Safeline
  Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. The Company spends more than $40 million annually on research and development;
  however, ultimately achieving technological feasibility cannot be assured for these projects or others.

  The loss before interest, taxes and extraordinary item was $0.7 million and $11.8 million for the six and three month periods ended June 30, 1997, respectively, compared to earnings of $24.7 million and $19.0 million for the corresponding periods in the prior year. The losses during the 1997 periods include expenses of $30.0 million for the allocation of purchase price to in-process research and development projects in connection with the Safeline Acquisition and $2.0 million for the revaluation of inventories to fair value. Excluding these expenses, earnings before interest, taxes and extraordinary item would have been $31.3 million and $20.2 million for the six and three month periods ended June 30, 1997, respectively.

  Interest expense increased to $19.2 million for the six months ended June 30, 1997, compared to $8.3 million for the corresponding period in the prior year. The increase was principally due to additional Acquisition related debt. Net financial expense of $2.3 million for the six months ended June 30, 1997 compared to net financial income of $1.0 million for the corresponding period in the prior year as a result of lower interest income and an increase in foreign currency losses.

  The extraordinary item - debt extinguishment of $9.6 million represents a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.
  See "Liquidity and Capital Resources".

  The net loss of $36.3 million and $35.2 million for the six and three month periods ended June 30, 1997, respectively, compared to net earnings of $10.0 million and $9.1 million for the corresponding periods in the prior year. Excluding the expense for purchased research and development, the revaluation of inventories to fair value and the extraordinary item - debt extinguishment, net earnings would have been $4.6 million and $5.7 million for the six and three month periods ended June 30, 1997, respectively.

Liquidity and Capital Resources

  The Acquisition was financed principally through capital contributions, borrowings under a credit facility and 9 3/4% Senior Subordinated Notes due 2006 (the "Notes"). Prior to the Acquisition, the Company's cash and other liquidity has historically been used to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition, interest expense associated with borrowings under the Credit Agreement and Notes as well as scheduled principal payments of term loans under the Credit Agreement, has significantly increased liquidity requirements.

  The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately
  US $133.8 million, SFr 171.5 million and GBP
  26.7 million that are scheduled to mature in 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million (approximately CDN $21 million of which has been drawn), and a multi-currency revolving credit facility with availability of US $151.0 million (approximately US $8.3 million of which has been drawn). The revolving credit facilities are scheduled to mature in 2002. The interest rate margin on all loans have been reduced by 75 basis points under the Credit Agreement as compared to the Company's prior credit facility.

  Under the Credit Agreement, mandatory prepayments are required to be made in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow.
  The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial convenants. The Credit Agreement is secured by certain assets of the Company.

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

  Under the Credit Agreement and the Indenture,
  Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding, subject to certain limited exceptions. Mettler-Toledo, Inc.'s obligations under the Credit Agreement and Notes are guaranteed by Mettler-Toledo Holding.

  The Company's cash provided by operating activities declined from $36.9 million in the six months ended June
  30, 1996 to $10.2 million in the six months ended June 30, 1997. The decline resulted principally from higher interest costs resulting from the Acquisition and higher working capital requirements.

  During the six months ended June 30, 1997, the Company's net debt increased by $86.6 million as a result of the Safeline Acquisition.

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

  The Company holds a variety of interest swap and cap arrangements which limits its risk of increases in interest rates. See Note 2 to the Interim Consolidated Financial Statements.

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

Item 3.  Defaults upon Senior Securities   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5.  Other Information   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)          Exhibits

               27.  Financial Data Schdule

  (b) Reports on Form 8-K - During the quarter ended June 30, 1997 the Registrant filed one report on Form 8-K dated May 30, 1997 announcing the acquisition of Safeline Limited and the refinancing of its Credit Agreement.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 Mettler-Toledo Holding Inc.

Date: August 14, 1997            By:  /s/  William P. Donnelly

                                      ------------------------
                                      William P. Donnelly
                                      Vice President, Chief
                                      Financial Officer and
                                      Treasurer