Form 10-Q
period 1997-09-30
METTLER TOLEDO HOLDING INC
filed 1997-10-23
CIK 1019982

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q





(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________

Commission File Number 333-09621-01

                      Mettler-Toledo Holding Inc.
          ---------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                                   13-3900409
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Im Langacher, P.O. Box MT-100
     CH 8608 Greifensee, Switzerland
     ---------------------------------------                ------------
     (Address of principal executive offices)               (Zip Code)

                            41-1-944-22-11
          ---------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Registrant has 1,000 shares of Common Stock outstanding as of September 30, 1997.


                      METTLER-TOLEDO HOLDING INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                            Page No.
                                                            --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

METTLER-TOLEDO HOLDING INC.

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of
       December 31, 1996 and September 30, 1997                 3

    Interim Consolidated Statements of Operations
       for the nine months ended September 30, 1996
       and 1997                                                 4

    Interim Consolidated Statements of Operations
       for the three months ended September 30, 1996
       and 1997                                                 5

    Interim Consolidated Statements of Changes in Net
       Assets / Shareholders' Equity (Deficit) for the
       nine months ended September 30, 1996 and 1997            6

    Interim Consolidated Statements of Cash Flows for
       the nine months ended September 30, 1996 and 1997        7

    Notes to the Interim Consolidated Financial Statements      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                          12

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                            17

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                      17

ITEM 2.  CHANGES IN SECURITIES                                  17

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                         17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    17

ITEM 5.  OTHER INFORMATION                                      17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       17

Signature                                                       18

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      METTLER-TOLEDO HOLDING INC.

                  INTERIM CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  SUCCESSOR         SUCCESSOR
                                                DECEMBER 31,    SEPTEMBER 30,
                                                    1996             1997
                                                    ----             ----
                                                                  (UNAUDITED)
                                ASSETS
Current assets:
    Cash and cash equivalents                       $60,696           $32,858
    Trade accounts receivable, net                  151,161           148,826
    Inventories                                     102,526           106,129
    Deferred taxes                                    7,565            10,956
    Other current assets                             17,268            22,373
                                                   --------          --------
       Total current assets                         339,216           321,142

Property, plant and equipment, net                  255,292           233,480
Excess of cost over net assets acquired, net        135,490           181,902
Long-term deferred taxes                              3,916             4,825
Other assets                                         37,974            26,926
                                                   --------          --------
       Total assets                                $771,888          $768,275
                                                   ========          ========

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Trade accounts payable                          $32,797           $27,226
    Accrued and other liabilities                   115,314           135,096
    Taxes payable                                    17,580            27,940
    Deferred taxes                                    9,132             8,621
    Bank and other loans                             80,446            56,559
                                                   --------          --------

       Total current liabilities                    255,269           255,442
Long-term debt due to third parties                 373,758           429,033
Long-term deferred taxes                             30,467            26,001
Other long-term liabilities                          96,810            90,307
                                                   --------          --------

       Total liabilities                            756,304           800,783

Minority interest                                     3,158             3,655
Shareholders' equity (deficit):
    Common stock, $1.00 par value, 1,000 shares
       authorized and issued                              1                 1
    Additional paid-in capital                      188,108           188,108
    Accumulated deficit                           (159,046)         (195,617)
    Currency translation adjustment                (16,637)          (28,655)
                                                   --------          --------

       Total shareholders' equity (deficit)          12,426          (36,163)
                                                   --------          --------
Total liabilities and shareholders'
       equity (deficit)                            $771,888          $768,275
                                                   ========          ========

 See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO HOLDING INC.

             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                            (IN THOUSANDS)


                                            PREDECESSOR         SUCCESSOR
                                            -----------         ---------
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                1996             1997
                                                ----             ----
                                             (UNAUDITED)       (UNAUDITED)


Net sales                                      $624,733          $633,743
Cost of sales                                   374,121           359,080
                                              ---------         ---------

    Gross profit                                250,612           274,663


Research and development                         37,930            34,494
Selling, general and administrative             175,645           189,594
Amortization                                      2,038             4,449
Purchased research and development                   --            29,959
Interest expense                                 12,579            28,199
Other charges (income), net                       (226)             7,316
                                              ---------         ---------

    Earnings (loss) before taxes,
       minority interest and extraordinary
       item                                      22,646          (19,348)

Provision for taxes                               8,901             7,296
Minority interest                                   609               375
                                              ---------         ---------

    Earnings (loss) before extraordinary
       item                                      13,136          (27,019)

Extraordinary item - debt extinguishment             --           (9,552)
                                              ---------         ---------

    Net earnings (loss)                         $13,136         $(36,571)
                                              =========         =========






 See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO HOLDING INC.

             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                            (IN THOUSANDS)


                                             PREDECESSOR        SUCCESSOR
                                             -----------        ---------
                                             SEPTEMBER 30,     SEPTEMBER, 30
                                                  1996             1997
                                                  ----             ----
                                              (UNAUDITED)       (UNAUDITED)


Net sales                                        $200,931         $215,929
Cost of sales                                     121,918          121,564
                                                ---------         --------

    Gross profit                                   79,013           94,365


Research and development                           12,876           12,050
Selling, general and administrative                55,113           63,243
Amortization                                          768            2,116
Interest expense                                    4,233            9,029
Other charges, net                                    741            5,125
                                                ---------         --------


    Earnings before taxes and
       minority interest and extraordinary
       item                                         5,282            2,802

Provision for taxes                                 2,071            2,959
Minority interest                                      82              127
                                                ---------         --------

    Net earnings (loss)                            $3,129           $(284)
                                                =========         ========





 See the accompanying notes to the interim consolidated financial statements


                                 METTLER-TOLEDO HOLDING INC.

                      INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN NET
                              ASSETS / SHAREHOLDERS' EQUITY (DEFICIT)
                           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                       (IN THOUSANDS)


                                                               PREDECESSOR
                                    -------------------------------------------------------------
                                                 NINE MONTHS ENDED SEPTEMBER 30, 1996
                                    -------------------------------------------------------------



                                                                 CURRENCY
                                                CAPITAL         TRANSLATION
                                               EMPLOYED         ADJUSTMENT         TOTAL
                                               --------         ----------         -----
Net assets at December 31, 1995                 $162,604          $30,650         $193,254
Capital transactions with Ciba and affiliates   (88,404)               --         (88,404)
Net earnings                                      13,136               --           13,136
Change in currency translation adjustment             --          (6,301)          (6,301)
                                                --------          -------         --------
Net assets at September 30, 1996                 $87,336          $24,349         $111,685
                                                ========          =======         ========


                                                               SUCCESSOR
                                    -------------------------------------------------------------
                                                 NINE MONTHS ENDED SEPTEMBER 30, 1997
                                    -------------------------------------------------------------


                                                   ADDITIONAL                          CURRENCY
                                     COMMON         PAID-IN         ACCUMULATED       TRANSLATION
                                     STOCK          CAPITAL           DEFICIT         ADJUSTMENT          TOTAL
                                  -------------  ---------------  ----------------  ----------------  ---------------

Balance at December 31, 1996           $1            $188,108       $(159,046)        $(16,637)            $12,426
Net loss                               --                  --         (36,571)               --           (36,571)
Change in currency
  translation  adjustment              --                  --               --         (12,018)           (12,018)

                                  -------------  ---------------  ----------------  ----------------  ---------------
Balance at September 30, 1997          $1            $188,108       $(195,617)        $(28,655)          $(36,163)
                                  =============  ===============  ================  ================  ===============




                    See the accompanying notes to the interim consolidated financial statements



                                                METTLER-TOLEDO HOLDING INC.

                                       INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                                      (IN THOUSANDS)

                                                                                PREDECESSOR      SUCCESSOR
                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   1996            1997
                                                                                   ----            ----
                                                                                (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss)                                                              $13,136       $(36,571)
  Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
        Depreciation                                                                18,630          17,784
        Amortization                                                                 2,038           4,449
        Write-off of purchased research and development
          and cost of sales associated with revaluation of inventories                 --           32,013
        Extraordinary item - debt extinguishment                                       --            9,552
        Net gain on disposal of long-term assets                                     (768)           (126)
        Deferred taxes                                                             (1,211)         (6,804)
        Minority interest                                                              272             375
         Increase (decrease) in cash resulting from changes in:
          Trade accounts receivable, net                                             9,707           (920)
          Inventories                                                                (502)         (4,715)
          Other current assets                                                    (29,261)         (3,802)
          Trade accounts payable                                                   (3,525)         (7,344)
          Accruals and other liabilities, net                                       49,408          25,987
                                                                                  --------        --------
              Net cash provided by operating activities                             57,924          29,878
                                                                                  --------        --------


Cash flows from investing activities:
  Proceeds from sale of property,
     plant and equipment                                                             1,254          15,913
  Purchase of property, plant and equipment                                       (14,985)        (13,299)
  Purchase of Safeline Limited, net of seller financing                                 --        (74,908)
  Investments in other long term assets, net                                       (2,869)         (6,679)
                                                                                  --------        --------

              Net cash used in investing activities                               (16,600)        (78,973)
                                                                                  --------        --------

Cash flows from financing activities:
  Borrowings of third party debt                                                        --         314,657
  Repayments of third party debt                                                  (13,464)       (289,392)
  Ciba and affiliates repayments                                                  (26,589)              --
  Capital transactions with Ciba and affiliates                                    (7,716)              --
                                                                                  --------        --------

              Net cash provided by (used in) financing activities                 (47,769)          25,265
                                                                                  --------        --------

Effect of exchange rate changes
  on cash and cash equivalents                                                     (1,879)         (4,008)
                                                                                  --------        --------

Net decrease in cash and cash
  equivalents                                                                      (8,324)        (27,838)
Cash and cash equivalents:
  Beginning of period                                                               41,402          60,696
                                                                                  --------        --------

  End of period                                                                    $33,078         $32,858
                                                                                  ========        ========

                        See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO HOLDING INC.

        NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands unless otherwise stated)

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

     The accompanying interim consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 1997 and for the nine and three month periods ended September 30, 1996 and 1997 should be read in conjunction with the December 31, 1995 and 1996 consolidated financial statements and the notes thereto included in Mettler-Toledo Holding's annual report on Form 10-K for the year ended December 31, 1996.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

     DEBT REFINANCING

     On May 29, 1997, the Company refinanced its previous credit facility and entered into the Company's current credit facility (the "Credit Agreement"). The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately $133.8 million, SFr 171.5 million and (pound)26.7 million, that are scheduled to mature between 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million and a multi-currency revolving credit facility with availability of $151.0 million. The revolving credit facilities are scheduled to mature in 2002.

     The Company recorded an extraordinary item - debt extinguishment of $9.6 million representing a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

     SAFELINE ACQUISITION

     On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester, United Kingdom, for approximately (pound)61.0 million (approximately $100.0 million) plus up to an additional (pound)6.0 million ($10.0 million) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (pound)1.9 million (approximately $3.1 million at October 3, 1997). Such amount will be accounted for as additional purchase price. Under the terms of the agreement the Company paid approximately (pound)47.3 million ($77.4 million) of the purchase price in cash, provided by amounts loaned under its Credit Agreement, with the remaining balance of approximately (pound)13.7 million ($22.4 million) paid in the form of seller loan notes which mature May 30, 1999. These notes when retired will be reflected in the consolidated statement of cash flows as an investing activity. In connection with the Safeline Acquisition the Company incurred expenses of approximately $2.0 million which have been accounted for as part of the purchase price.

     The Company has accounted for the Safeline Acquisition using the purchase method of accounting. Accordingly, the costs of the Safeline Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $30.0 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. In addition, the Company allocated approximately $2.1 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the Safeline Acquisition over the fair value of the net assets acquired of approximately $62.0 million is being amortized over 30 years. The purchase price allocation is subject to adjustment.
     The results of operations and cash flows of Safeline have been consolidated with those of the Company from the date of the Safeline Acquisition.

     RESTRUCTURING CHARGE

     In September 1997, the Company recorded a restructuring charge of approximately $3.3 million. The Company expects to recognize an additional restructuring charge of approximately $3.0 million during the fourth quarter ending December 31, 1997 for restructuring activities not initiated until October of this year. Both charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. The Company expects these actions will be completed in 1998 and that the two owned facilities will be sold after that period. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering. When complete, these actions will enable the Company to close certain operations and realize cost savings estimated at approximately $2.5 million on an annual basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related laboratory measurement instruments. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China.

     INVENTORIES

     Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out
     (FIFO) or weighted average cost method. Two companies in the U.S. use the last in, first out (LIFO) cost method.

     Inventories consisted of the following at December 31, 1996 and September 30, 1997:

                                             December 31,    September 30,
                                                1996              1997
                                           ---------------   ---------------

            Raw materials and parts            $41,015            $41,843
             Work in progress                   31,534             33,206
             Finished goods                     29,982             31,204
                                           ---------------   ---------------

                                               102,531            106,253
             LIFO reserve                          (5)              (124)
                                           ---------------   ---------------

                                              $102,526           $106,129
                                           ===============   ===============


     INTEREST RATE AGREEMENTS

     In July 1997, the Company entered into three year interest rate cap agreements to limit the impact of increases in interest rates on $150.0 million of US dollar based debt. These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three year interest rate swap agreements which swap the interest obligation associated with $100.0 million of US dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three month LIBOR rates up to 7.00%.

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

                                                                        PREDECESSOR             SUCCESSOR
                                                                        -----------             ---------
                                                      SUCCESSOR                   NINE MONTHS ENDED
                                                      ---------         ---------------------------------

                                                     DECEMBER 31,       SEPTEMBER 30,         SEPTEMBER 30,
                                                         1996                1996                 1997
                                                    --------------      -------------         -------------

    Mettler-Toledo, Inc.:
       Current assets                                 $339,216                 NA                $321,142
       Non-current assets                              432,672                 NA                 447,133
       Current liabilities                             255,269                 NA                 255,442
       Non-current liabilities                         501,035                 NA                 545,341
       Minority interest                                 3,158                 NA                   3,655
       Shareholders' equity  (deficit)                  12,426                 NA                (36,163)
       Net sales                                           NA              624,733                633,743
       Gross profit                                        NA              250,612                274,663
       Earnings (loss) from continuing operations
          before extraordinary item                        NA               13,136               (27,019)
       Net earnings (loss)                                 NA               13,136               (36,571)

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

     Financial information is presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Operating results for the nine and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

     On May 29, 1997 the Company refinanced its previous credit facility and entered into the Company's current credit facility (the "Credit Agreement"). See "Liquidity and Capital Resources".

     On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"). The purchase price (the "Purchase Price") for the Safeline Acquisition, was (pound)61.0 million (approximately $100.0 million), plus up to an additional (pound)6.0 million ($10.0 million) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (pound)1.9 million (approximately $3.1 million at October 3, 1997). Such amount will be accounted for as additional purchase price. The Safeline Acquisition was effected pursuant to the terms of a Share Sale and Purchase Agreement (the "Purchase Agreement"), dated May 30, 1997, among the Company's subsidiaries Safeline Holding Company and Mettler-Toledo Inc. (a Canadian corporation), as purchasers, and Safeline Limited and each of the sellers named therein as sellers.

     Safeline, based in Manchester, U.K., is the world's leading supplier of metal detection systems for companies who produce and package goods in the food, pharmaceutical, cosmetics, chemicals and other industries.

     The source of funds for the Purchase Price was provided by amounts loaned under its Credit Agreement with the remaining amounts provided by (pound)13.7 million ($22.4 million) in loan notes to be retained by the sellers. See "Liquidity and Capital Resources".

     In September, 1997, the Company recorded a restructuring charge of approximately $3.3 million. The Company expects to recognize an additional restructuring charge of approximately $3.0 million during the fourth quarter ending December 31, 1997 for restructuring activities not initiated until October of this year. Both charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realized value. The Company expects these actions will be completed in 1998 and that the two owned facilities will be sold after that period. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering. When complete, these actions will enable the Company to close certain operations and realize cost savings estimated at approximately $2.5 million on an annual basis. The Company also estimates that it will receive, after 1998, upon the sale of the two owned facilities proceeds in excess of $5.0 million. The Company believes that the fair market value of these facilities approximates their respective book values.

RESULTS OF OPERATIONS

     Net sales were $633.7 million for the nine months ended September 30, 1997 compared to $624.7 million for the corresponding period in the prior year, an increase of 1%. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in local currencies during the nine-month period increased 8% (6% absent the Safeline Acquisition).

     Net sales in local currencies during the nine months ended September 30, 1997 in Europe increased 2% versus the corresponding period in the prior year. Weak European economies adversely affected sales to industrial customers. Net sales in local currencies during the nine-month period in the Americas increased 8% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in the nine-month period in Asia and other markets increased 31%, primarily as a result of the establishment of additional direct marketing and distribution in the region.

     Net sales were $215.9 million for the three months ended
     September 30, 1997, compared to $200.9 million for the corresponding period in 1996, an increase of 7%. Results were adversely impacted by the strengthening of the U.S. dollar against other currencies. Net sales in local currencies during the three-month period increased 16% (10% absent the Safeline
     Acquisition).

     The operating results for Safeline (which were included in the Company's results from May 31, 1997) had the effect of increasing the Company's net sales by $15.7 million for the nine months ended September 30, 1997. Additionally, Safeline's operating results had the affect of increasing the Company's Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $4.3 million for the same period. The Company recorded non-cash purchase accounting adjustments for purchased research and development ($30.0 million) and the sale of inventories revalued to fair value ($2.1 million) during such period. For the three-month period, Safeline contributed $11.9 million in net sales and $3.3 million in Adjusted Operating Income.

     Gross profit before non-recurring costs as a percentage of net sales increased to 43.7% for the nine months ended September 30, 1997, compared to 40.1% for the corresponding period in the prior year. Gross profit in the 1997 period includes the previously noted $2.1 million non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline Acquisition. Including this charge, the gross profit percentage for the nine-month period is 43.3%. The improved gross profit percentage reflects the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements, and the depreciation of the Swiss franc against the Company's other principal trading currencies.

     Gross profit as a percentage of net sales increased to 43.7% for the three months ended September 30, 1997, compared to 39.3% for the corresponding period in the prior year.

     Research and development expenses as a percentage of net sales decreased to 5.4% for the nine months ended September 30, 1997, compared to 6.1% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period.

     Research and development expenses as a percentage of net sales decreased to 5.6% for the three months ended September 30, 1997, compared to 6.4% for the corresponding period in the prior year.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.9% for the nine months ended September 30, 1997, compared to 28.1% for the corresponding period in the prior year. This increase is primarily a result of establishing additional direct marketing and distribution in Asia.

     Selling, general and administrative expenses as a percentage of sales increased to 29.3% for the three months ended September 30, 1997, compared to 27.4% for the corresponding period in the prior year.

     Adjusted Operating Income was $52.6 million, or 8.3% of sales, for the nine months ended September 30, 1997 compared to $37.0 million, or 5.9% of sales, for the nine months ended September 30, 1996, an increase of 42%. The 1997 period excludes non-recurring costs of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline Acquisition.

     Adjusted Operating Income was $19.1 million, or 8.8% of net sales, for the three-month period ended September 30, 1997, compared to $11.0 million, or 5.5% of net sales, for the three months ended September 30, 1996, an increase of 73%.

     As previously noted, in connection with the Safeline Acquisition, $30.0 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately following the Safeline Acquisition. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years.

     Interest expense increased to $28.2 million for the nine months ended September 30, 1997, compared to $12.6 million for the corresponding period in the prior year. The increase was principally due to additional Acquisition related debt.

     Interest expense increased to $9.0 million for the three months ended September 30, 1997, compared to $4.2 million for the corresponding prior period. The higher interest expense is principally due to higher debt levels due to the Acquisition and the Safeline Acquisition.

     Other charges, net of $7.3 million for the nine months ended
     September 30, 1997 compared to other income, net of $0.2 million for the corresponding period in the prior year. Such decrease is principally a result of a $3.3 million restructuring charge to consolidate three facilities in North America and the related involuntary terminations, as well as lower interest income and an increase in foreign currency losses.

     Other charges, net for the three months ended September 30, 1997 includes the $3.3 million charge previously discussed to consolidate three facilities in North America, while the corresponding period in 1996 included a $1.5 million charge in connection with the closure of the Westerville, Ohio plant.

     The provision for taxes is based upon the Company's projected annual effective tax rate for the related period before non-recurring acquisition and restructuring adjustments, such adjustments are then tax affected at the marginal tax rate in the period in which they occur. The increase in effective tax rate from September 30, 1996 to September 30, 1997 is due to additional non-tax deductible goodwill and the Company's estimated earning levels.

     The net loss before the extraordinary item of $27.0 million for the nine months ended September 30, 1997 compared to net earnings of $13.1 million for the corresponding period in the prior year. Excluding the previously noted non-recurring charges for purchased research and development, the revaluation of inventories to fair value and the restructuring of its North American operations, net earnings would have been $7.6 million for the nine months ended September 30, 1997. Such lower earnings in the 1997 period are principally the result of higher interest expense due to Acquisition related debt which more than offset higher Adjusted Operating Income.

     The extraordinary item-debt extinguishment of $9.6 million represents a one-time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility. See "Liquidity and Capital Resources".

     The net loss of $0.3 million for the three months ended September 30, 1997 compared to net earnings of $3.1 million for the corresponding period of the prior year. Excluding the restructuring charge for the consolidation of three facilities in North America, net earnings for the 1997 period would have been $3.0 million. Similar to the nine-month period, the lower earnings, even after adjusting for the restructuring charge, result principally from increased Adjusted Operating Income more than offset by a high interest expense burden due to acquisition related debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Acquisition was financed principally through capital contributions of $190.0 million before related expenses from the Company, borrowings under the Credit Agreement of $307.0 million and the issuance of 9 3/4% Senior Subordinated Notes due 2006 of $135.0 million. The Safeline Acquisition was financed by (pound)47.3 million ($77.4 million at May 30, 1997) loaned under the Credit Agreement together with the issuance of (pound)13.7 million ($22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999.

     Prior to the Acquisition, the Company's cash and other liquidity was used principally to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition and the Safeline Acquisition, the annual interest expense associated with the borrowings under the Credit Agreement and the Notes, as well as scheduled principal payments of term loans under the Credit Agreement, have significantly increased the Company's liquidity requirements.

     The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately $133.8 million, SFr
     171.5 million and (pound)26.7 million that are scheduled to mature in 2002 and 2004, a Canadian revolver with availability of CDN $26.3 million (approximately CDN $20.9 million of which has been drawn as of September 30, 1997) which is scheduled to mature in 2002, and a multi-currency revolving credit facility with availability of $151.0 million (approximately $26.7 million of which has been drawn as of September 30, 1997), which is scheduled to mature in 2002. The Company had borrowed $312.6 million under the Credit Agreement as of September 30, 1997. Under the Credit Agreement, amounts outstanding under the loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the Company.

     In connection with the Company's refinancing on May 29, 1997 of its previous credit facility, the Company recorded an extraordinary item-debt extinguishment of $9.6 million, representing a one-time charge for the write-off of capitalized debt issuance fees and related expenses associated with the previous credit facility.

     The Notes will mature in 2006. The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The notes are subordinated to the indebtedness under the Credit Agreement. The Indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens and engage in certain other activities. The Company has commenced a tender offer for all of the Notes, and all of the Notes have been irrevocably tendered. In connection with the tender offer, the Company has obtained the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the Indenture governing the Notes. The tender offer and consent solicitation are conditioned upon the Company's completion of an initial public offering (the "Offerings") of its Common Stock.

     Under the Credit Agreement and the Indenture, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo
     Holding Inc., subject to certain limited exceptions.
     Mettler-Toledo, Inc's obligations under the Credit Agreement and Notes are guaranteed by Mettler-Toledo Holding Inc.

     At September 30, 1997 approximately $128.5 million of the borrowings under the Credit Agreement and all of the borrowings under the Notes were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were denominated in certain of the Company's other principal trading currencies. At September 30, 1997, the Company had $222.9 million of other long-term debt incurred by its various operating subsidiaries primarily denominated in various currencies. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. See "Effect of Currency on Results of Operations."

     The Company intends to refinance the Credit Agreement by entering into the New Credit Agreement. The Company expects that it will have pro forma borrowings under the New Credit Agreement of $383.9 million (representing an increase of $71.3 million) as of September 30, 1997 and borrowings of $38.0 million under various other credit arrangements. Of the borrowings under the New Credit Agreement, $200.0 million will be term loans and the remainder will be outstanding under a revolving credit facility. The Company's revolving credit facility commitment will increase from $170.0 million to $420.0 million under the New Credit Agreement, and this commitment will include a $100.0 million acquisition facility. Increased borrowings under the New Credit Agreement and the net proceeds from the Offerings will be used, to repurchase the Notes and to pay related premiums and fees and expenses.

     The Company's cash provided by operating activities decreased from $57.9 million in the nine months ended September 30, 1996 to $29.9 million in the nine months ended September 30, 1997. The decline resulted principally from higher interest costs resulting from the Acquisition and the Safeline Acquisition.

     At September 30, 1997, consolidated debt, net of cash, was $452.7 million.

     The Company continues to explore potential acquisitions to expand its product portfolio and improve its distribution capabilities. In connection with any acquisition, the Company may incur additional indebtedness.

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

CAUTIONARY STATEMENT

     Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of
     Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's international operations, such as currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers; risks associated with competition and technological innovation by competitors; general economic conditions and conditions in industries that use the Company's products, especially the pharmaceutical and chemical industries, and risks associated with the Company's growth strategy, including investments in emerging markets. For a more detailed discussion of these factors, see the Mettler-Toledo Holding annual report on Form 10-K for the year ended December
     31, 1996.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK   Not applicable


                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has received a Notice of Proposed Adjustment from the Internal Revenue Service disallowing $20.4 million of intercompany interest deductions taken by the Company in its 1994 and 1995 tax returns when the Company was a subsidiary of Ciba. The Company is indemnified under the acquisition agreement with Ciba against any loss that may arise from the proposed adjustment. However, the Company believes that such deductions were properly made and intends to assist Ciba in contesting the proposed adjustment.


ITEM 2.  CHANGES IN SECURITIES   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   Not applicable

ITEM 5.  OTHER INFORMATION   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)         Exhibits

                  27.    Financial Data Schedule - attached


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


                                           Mettler-Toledo Holding Inc.

Date: October 23, 1997                    By:  /s/ William P. Donnelly
                                                ------------------------
                                                William P. Donnelly
                                                Vice President, Chief
                                                Financial Officer and
                                                Treasurer